Form 10-Q
period 2017-09-30
Leisure Acquisition Corp.
filed 2018-01-09
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38306

LEISURE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 57th Street, Suite 2223 New York, New York	10107
(Address of Principal Executive Offices)	(Zip Code)

(646) 565-6940
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of January 9, 2018, there were 25,750,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2017

(Unaudited)

ASSETS
Current asset – cash	$340,000
Deferred offering costs	60,000
Total Assets	$400,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering costs	$5,000
Promissory notes - related parties	375,000
Total Current Liabilities	380,000

Commitments

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 7,187,500 shares issued and outstanding (1)	719
Additional paid-in capital	24,281
Accumulated deficit	(5,000)
Total Stockholders’ Equity	20,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,000

(1)	Includes an aggregate of 937,500 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 11, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

Formation costs	$5,000
Net Loss	$(5,000)

Weighted average shares outstanding, basic and diluted (1)	6,250,000

Basic and diluted net loss per common share	$(0.00)

(1)	Excludes an aggregate of 937,500 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 11, 2017 (INCEPTION) THROUGH SEPTEMBER 30, 2017

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(5,000)
Net cash used in operating activities	(5,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from promissory notes - related parties	375,000
Payment of offering costs	(55,000)
Net cash provided by financing activities	345,000

Net Change in Cash	340,000
Cash – Beginning	—
Cash – Ending	$340,000

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Leisure Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 11, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”).

At September 30, 2017, the Company had not yet commenced operations. All activity through September 30, 2017 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below.

The registration statement for the Company’s Initial Public Offering was declared effective on December 1, 2017. On December 5, 2017, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,825,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Hydra LAC, LLC, an affiliate of Hydra Management, LLC (the “Hydra Sponsor”), MLCP GLL Funding LLC, an affiliate of Matthews Lane Capital Partners, LLC (the “Matthews Lane Sponsor,” and, together with the Hydra Sponsor, the “Sponsors”), HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) and certain members of the Company’s management team, generating gross proceeds of $6,825,000, which is described in Note 4.

Following the closing of the Initial Public Offering on December 5, 2017, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $11,548,735, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees (see Note 6) and $548,735 of Initial Public Offering costs. In addition, at December 5, 2017, $2,464,836 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. In addition, the Company’s Business Combination must be approved by HG Vora as a condition to the Contingent Forward Purchase Contract (as described in Note 6). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes). The per share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 7).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors and the Company’s other initial stockholders (collectively, the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Notwithstanding the foregoing, the Company’s Second Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20% or more of the common stock sold in the Initial Public Offering.

The Company will have until December 5, 2019 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering.

The Initial Stockholders have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Second Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on December 1, 2017, as well as the Company’s Current Report Form 8-K, as filed with the SEC on December 11, 2017. The interim results for the period from September 11, 2017 (inception) through September 30, 2017 are not necessarily indicative of the results to be expected for the period from September 11, 2017 (inception) through December 31, 2017 or for any future periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from the Company’s estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017.

Deferred offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $11,548,735 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

There was no provision for income taxes for the period from September 11, 2017 (inception) through September 30, 2017.

Net loss per common share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 937,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At September 30, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 7).

4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, affiliates of the Hydra Sponsor and Matthews Lane Sponsor, HG Vora and certain members of management purchased an aggregate of 6,825,000 Private Placement Warrants at $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,825,000. Each Private Placement Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 11, 2017, the Company issued an aggregate of 7,187,500 shares of common stock to the Initial Stockholders (“Founder Shares”) for an aggregate purchase price of $25,000. On December 5, 2017, certain of the Initial Stockholders surrendered and returned to the Company, for nil consideration, an aggregate of 1,437,500 Founder Shares, which were cancelled, leaving an aggregate of 5,750,000 Founder Shares outstanding. The 5,750,000 Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the Initial Stockholders will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).

The Initial Stockholders have agreed, subject to certain exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (i) one year after the date of the completion of a Business Combination, or (ii) the date on which the last sales price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing 150 days after a Business Combination, or earlier, in each case, if subsequent to a Business Combination, the Company completes a subsequent liquidation, merger, stock exchange, or other similar transaction which results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay the Hydra Sponsor, or its affiliates or assignees, a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support.

Promissory Notes — Related Parties

In September 2017, the Company entered into promissory notes with the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora, whereby the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora loaned the Company an aggregate of $375,000 (the “Promissory Notes”) in order to finance expenses related to the Initial Public Offering. The Promissory Notes were non-interest bearing and due on the earlier of (i) June 30, 2018 or (ii) the date on which the Company completed the Initial Public Offering. The Promissory Notes were repaid upon the consummation of the Initial Public Offering on December 5, 2017.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) have agreed to loan up to an aggregate of $1,000,000, in accordance with unsecured promissory notes to be issued to the Funding Parties, pursuant to an expense advance agreement dated December 1, 2017, to be provided to the Company and from which the Company may draw down from time to time in the event that funds held outside of the Trust Account are insufficient to fund the Company’s expenses and other working capital requirements after the Initial Public Offering and prior to a Business Combination and the Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). The Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion, up to $1,000,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the working Capital Loans.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on December 1, 2017, the holders of the Founder Shares, Private Placement Warrants (and their underlying securities), Private Placement Units (and their underlying securities) (as defined below) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $4,000,000. In addition, the underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $7,000,000 (or up to $8,050,000 if the underwriters’ over-allotment option is exercised in full). Up to $0.05 per Unit (or up to $1,000,000) of the deferred fee (or up to $1,150,000, depending upon the extent to which the underwriters’ over-allotment option is exercised) may be paid to third parties (who are members of FINRA) that assist the Company in consummating its initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

Contingent Forward Purchase Contract

On December 1, 2017, the Company entered into a contingent forward purchase contract (the “Contingent Forward Purchase Contract”) with HG Vora to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of the Business Combination, 6,250,000 Units on the same terms as the sale of the Units in the Initial Public Offering at $10.00 per Unit (“Private Placement Units”). The funds from the sale of the Private Placement Units will be used as part of the consideration to the sellers in the Business Combination; any excess funds from the Private Placement Units will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares. As a closing condition to the Contingent Forward Purchase Contract, the Company has agreed not to consummate a Business Combination without HG Vora’s consent; which approval can be withheld for any reason.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2017, there were 7,187,500 shares of common stock issued and outstanding, of which 937,500 shares were subject to forfeiture. On December 5, 2017, the certain of the Initial Stockholders surrendered and returned to the Company, for nil consideration, an aggregate of 1,437,500 Founder Shares, which were cancelled, leaving an aggregate of 5,750,000 Founder Shares outstanding. The 5,750,000 Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment is not exercised in full or in part so that the Initial Stockholders will own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering).

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60th business day following the closing of the Business Combination, holders of the Public Warrants shall have the right, during the period beginning on the 61st business day after the closing of the Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company shall fail to have maintained an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, to exercise such Public Warrants on a “cashless basis.” Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	at any time during the exercise period;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

8. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements in relation to the Company’s Initial Public Offering and related transactions, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Leisure Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsors” refer, collectively, to Hydra Management, LLC (the “Hydra Sponsor”) and Matthews Lane Capital Partners LLC (the “Matthews Lane Sponsor”), and references to the “strategic investor” or “HG Vora” refer to HG Vora Special Opportunities Master Fund, Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on September 11, 2017 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2017 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from September 11, 2017 (inception) through September 30, 2017, we had a net loss of $5,000 and incurred costs of $60,000 with regard to the Company’s Initial Public Offering, which were classified as deferred offering costs on the Company’s condensed balance sheet as of September 30, 2017.

The Company’s entire activity from September 11, 2017 (inception) through September 30, 2017 was in preparation for the Initial Public Offering, which was consummated on December 5, 2017.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $340,000. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the sponsors, affiliates of the sponsors and certain members of management and proceeds from promissory notes from related parties.

Subsequent to the quarterly period covered by this Quarterly Report, on December 5, 2017, we consummated the Initial Public Offering of 20,000,000 Units at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,825,000 Private Placement Warrants to affiliates of our sponsors, our strategic investor and certain members of our management team a price of $1.00 per warrant, generating gross proceeds of $6,825,000.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $200,000,000 was placed in the Trust Account and we had $2,464,836 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering, and available for working capital purposes. We incurred $11,548,735 in Initial Public Offering related costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $548,735 of other costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

HG Vora has entered into a contingent forward purchase contract to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of our initial Business Combination, 6,250,000 Units on the same terms as the sale of Units in the Initial Public Offering at $10.00 per unit. The funds from the sale of the Private Placement Units may be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from the Private Placement Units may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the initial business combination. HG Vora’s obligation to purchase our Units under the contingent forward purchase contract is contingent upon, among other things, HG Vora approving the Business Combination, which approval can be withheld for any reason.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties’) have committed an aggregate of $1,000,000, in accordance with the unsecured promissory notes we will issue to the Funding Parties, pursuant to the expense advance agreement between us and the Funding Parties, to be provided to us and from which we may draw down from time to time in the event that funds held outside of the trust are insufficient to fund our expenses after the Initial Public Offering and prior to our initial Business Combination (including investigating and selecting a target business and other working capital requirements) and the Funding Parties may, but are not obligated to, loan us additional funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Hydra Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support provided to the Company. We began incurring these fees on December 1, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering dated December 1, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering dated December 1, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

On September 11, 2017, we issued 7,187,500 shares of common stock to the Initial Stockholders in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act as the shares were sold to an accredited investor. The shares issued were sold for an aggregate offering price of $25,000 at an average purchase price of approximately $0.003 per share.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on December 5, 2017, we consummated our Initial Public Offering of 20,000,000 units, with each unit consisting of one share of our common stock, and one-half (1/2) of one warrant, each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered shares of common stock to the holder upon exercise of warrants issued in connection with the 20,000,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $200,000,000. Morgan Stanley & Co., LLC acted as the book running manager and EarlyBirdCapital, Inc. acted as lead manager of the offering. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-221330). The SEC declared the registration statement effective on December 1, 2017.

Simultaneously with the consummation of the Initial Public Offering on December 5, 2017, we consummated a private placement of 6,825,000 Private Placement Warrants at a price of $1.00 per warrant, to affiliates of our sponsors, HG Vora and certain members of our management team (the “Purchasers”), generating total proceeds of $6,825,000. The Private Placement Warrants are the same as the warrants sold in the Initial Public Offering, except that the Private Placement Warrants (i) will be non-redeemable so long as they are held by the Purchasers or their permitted transferees and (ii) may be exercisable on a cashless basis. In addition, the Private Placement Warrants and their underlying securities will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Purchasers are accredited investor for purposes of Rule 501 of Regulation D.

We paid a total of $4,000,000 in underwriting discounts and commissions and approximately $548,735 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $7,000,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $202,276,265, of which $200,000,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (1)
4.1	Warrant Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Investment Management Trust Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.2	Registration Rights Agreement, dated December 1, 2017, among the Company and certain security holders (1)
10.3	Warrant Purchase Agreement, dated December 1, 2017, between the Company and certain security holders (1)
10.4	Administrative Services Agreement, dated December 1, 2017, between the Company and Hydra Management, LLC (1)
10.5	Expense Advancement Agreement, dated December 1, 2017, between the Company, HG Vora Special Opportunities Master Fund, Ltd., Hydra Management, LLC and Matthews Lane Capital Partners LLC (1)
10.6	Letter Agreement, dated December 1, 2017, among the Company, its officers, directors and security holders (1)
10.7	Contingent Forward Purchase Contract, dated December 1, 2017, between the Company and HG Vora Special Opportunities Master Fund, Ltd (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on December 5, 2017 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEISURE ACQUISTION CORP.

Date: January 9, 2018		/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2018		/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)