Form 10-K
period 2017-12-31
Leisure Acquisition Corp.
filed 2018-03-09
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _ to _

Commission file number: 001-38306

LEISURE ACQUISITION CORP.

 (Exact name of registrant as specified in its charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 West 57th Street, Suite 2223 New York, NY	10107
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (646) 565-6940

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Warrants to purchase one share of Common Stock	The Nasdaq Stock Market LLC
Units, each consisting of one share of Common Stock and one-half of one Warrant	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant was incorporated on September 11, 2017 and there was no public market for the registrant’s common equity prior to December 28, 2017. The registrant’s common equity did not trade during its fiscal year ended December 31, 2017.

As of March 1, 2018, there were 25,000,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

TABLE OF CONTENTS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company” or “our company” are to Leisure Acquisition Corp.;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided, that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“Hydra sponsor” are to Hydra Management, LLC, a Delaware limited liability company, an affiliate of A. Lorne Weil, our Executive Chairman;

●	“Matthews Lane sponsor” are to Matthews Lane Capital Partners LLC, a Delaware limited liability company, an affiliate of Daniel B. Silvers, our Chief Executive Officer;

●	“sponsors” are to our Hydra sponsor and our Matthews Lane sponsor, collectively;

●	“strategic investor” is to HG Vora Special Opportunities Master Fund, Ltd., a Cayman Islands exempted company;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“founders shares” are to shares of our common stock initially purchased by our initial stockholders in a private placement prior to our initial public offering

●	“private placement warrants” are to the warrants issued to certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering; and

●	“private placement units” are to the 6,250,000 of our units our strategic investor has agreed to purchase on substantially the same terms as the sale of units in our Initial Public Offering at $10.00 per unit, to occur concurrently with the consummation of our Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our Business Combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our Business Combination;

●	our pool of prospective target businesses in the location-based leisure sector and leisure-related businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.  Business

Introduction

We are a blank check company incorporated on September 11, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on the location-based leisure sector and leisure-related businesses, which complements our management team’s sector and operating expertise. The leisure and leisure-related businesses are primarily comprised of companies providing consumer discretionary goods and services. Target businesses that we are focused on in this sector include, but are not limited to, those in the gaming, travel and recreation subsectors. We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful Business Combination, and bring value to the business post-Business Combination.

On September 11, 2017, we issued an aggregate of 7,187,500 founder shares to our initial stockholders for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. Subsequently, our Hydra sponsor transferred an aggregate of 75,000 founder shares to our independent directors. In October 2017, our Hydra sponsor transferred 203,957 shares to certain of our officers and professionals. In October 2017, certain of our initial stockholders transferred 711,250 shares to our strategic investor, with 355,625 shares subject to return to such stockholders. On December 5, 2017, in connection with the completion of our Initial Public Offering, and on January 16, 2018, following the expiration of the underwriter’s over-allotment option, certain of our initial stockholders forfeited 1,437,500 and 750,000 shares, respectively. In each case, our initial stockholders forfeited such founder’s shares so as to maintain the ownership of our initial stockholders at 20% of our outstanding shares immediately following the consummation of our Initial Public Offering.

On December 5, 2017 (the “IPO Closing Date”), we consummated our Initial Public Offering of 20,000,000 units, with each unit consisting of one share of our common stock, and one-half (1/2) of one warrant, each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50. The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $200,000,000. Simultaneously with the consummation of the Initial Public Offering on December 5, 2017, we consummated a private placement of 6,825,000 Private Placement Warrants at a price of $1.00 per warrant to affiliates of our sponsors, our strategic investor and certain members of our management team (the “Concurrent Private Placement”), which generated gross proceeds of $6,825,000.

Immediately following the closing of our Initial Public Offering and the Concurrent Private Placement, $200,000,000 of the gross proceeds from the Initial Public Offering and the Concurrent Private Placement was deposited in a U.S.-based Trust Account (the “Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). Funds held in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earliest of (a) the completion of our Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date and (c) the redemption of our public shares if we are unable to complete our Business Combination within 24 months from the IPO Closing Date, subject to applicable law. Of the $6,825,000 held outside of the Trust Account, $4,000,000 was used to pay underwriting discounts and commissions, $375,000 was used to repay notes payable to our sponsors and strategic investor and the balance was available to pay accrued offering expenses and formation costs, legal, accounting, due diligence, travel, and other expenses in connection with any Business Combination and continuing general and administrative expenses.

On December 26, 2017, we announced that the holders of our Units may elect to separately trade the Common Stock and Warrants included in the Units commencing on December 28, 2017 on the Nasdaq Capital Market under the symbols “LACQ” and “LACQW,” respectively. Those Units not separated will continue to trade on the Nasdaq Capital Market under the symbol “LACQU.”

Business Strategy

Our acquisition and value creation strategy will be to identify, acquire and build a company in the leisure sector that complements the experience of our management team and can benefit from its operational expertise. After our Business Combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk adjusted returns for our stockholders. We will leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the leisure sector could effect a positive transformation or augmentation of existing businesses to improve their overall value.

We plan to utilize the network and industry experience of Mr. Weil, our Executive Chairman, and Mr. Silvers, our Chief Executive Officer, our sponsors, our strategic investor and their respective affiliates and our board of directors in seeking a Business Combination and employing our acquisition strategy. We expect these networks will provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, certain of our stockholders, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination and begin the process of pursuing and reviewing potentially interesting leads.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsors, strategic investor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our sponsors, strategic investor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that our Business Combination is fair to our company from a financial point of view.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity and not to us. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition to the above, all of our executive officers have certain duties to Inspired Entertainment, Inc. (“Inspired”), including but not limited to fiduciary and/or contractual duties. As a result, our officers will have certain duties to offer acquisition opportunities to Inspired before we can pursue such opportunities. However, we do not expect these duties to present a significant conflict of interest with our search for a Business Combination. In addition, our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our executive officers have time and attention requirements with respect to their duties to Inspired.

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within the required timeframe.

Business Combination

The Nasdaq rules require that our Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the current stage of the Business Combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential Business Combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a Business Combination initially in the amount of $193,000,000, assuming no redemptions and after payment of $7,000,000 of deferred underwriting fees, and including the proceeds from the $62,500,000 contingent forward purchase contract to purchase 6,250,000 units by our strategic investor and proceeds from the private placement warrants, in each case before fees and expenses associated with our Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Contingent Forward Purchase Contract

Our strategic investor has entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $62,500,000 to occur concurrently with the consummation of our Business Combination, 6,250,000 of our units on substantially the same terms as the sale of units in our Initial Public Offering at $10.00 per unit. The funds from the sale of these private placement units may be used as part of the consideration to the sellers in the Business Combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the Business Combination.

Our strategic investor’s obligation to purchase our units and shares of common stock under the contingent forward purchase contract is subject to the following closing conditions:

●	the representations and warranties made by us in the contingent forward purchase contract shall be true and correct in all material respects;

●	all covenants, agreements and conditions contained in the contingent forward purchase contract shall have been performed by us;

●	we have obtained all blue sky law permits and qualifications required by any state for the offer and sale of the private placement securities; and

●	our strategic investor has provided its consent to the Business Combination, which it may withhold for any reason.

In addition under the contingent forward purchase contract, we and the strategic investor have agreed to indemnify each other against certain liabilities and we have additionally agreed to indemnify the strategic investor and certain of its affiliates against certain liabilities arising out of or relating to our Initial Public Offering or our subsequent operations.

Effecting our Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using cash held in the Trust Account from the proceeds of our Initial Public Offering, from the Concurrent Private Placement, and, in the event that our strategic investor consents to our Business Combination, from the $62,500,000 contingent forward purchase contract to purchase 6,250,000 units by an affiliate of our strategic investor. We may also use our capital stock, debt or a combination of these as the consideration to be paid in our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the Trust Account, as well as the $62,500,000 private placement described above, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination, and we may effectuate our Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account.

Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Business Combination. In the case of a Business Combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus dated December 1, 2017 relating to our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. In addition, we may pay our sponsors or strategic investor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our Business Combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing our Business Combination with a Business Combination target that is affiliated with our sponsors, strategic investor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsors, strategic investor, officers or directors. In the event we seek to complete our Business Combination with a Business Combination target that is affiliated with our sponsors, strategic investor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. If any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for one of these entities to which he has a fiduciary or contractual obligation, he will honor such obligation to present such opportunity to such entity rather than to us. Our directors and officers will only have an obligation to present an opportunity to us if such opportunity is expressly offered to such person solely in his capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Selection of a Target Business and Structuring of our Initial Business Combination

The Nasdaq rules require that our Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the Business Combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete a Business Combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.

To the extent we effect our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial, operational, legal and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Business Combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial Business Combination.

Following a Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required

Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our Business Combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our sponsors, strategic investor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: refrain from purchasing shares during certain blackout periods and when they are in possession of any material nonpublic information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsors, strategic investor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsors, strategic investor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsors, strategic investor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our Business Combination. To the extent that our sponsors, strategic investor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against the Business Combination. Our sponsors, strategic investor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsors, strategic investor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, strategic investor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

None of the funds in the Trust Account will be used to purchase shares in such transactions.

Redemption Rights for Public Stockholders Upon Completion of our Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount initially held in the Trust Account was $10.00 per public share and is expected to increase to the extent that interest accrues in the Trust Account. The per-share amount we will distribute to public stockholders who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a Business Combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Business Combination, we or our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsors or strategic investor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s ‘‘penny stock’’ rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our Business Combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed, after approval of our board, to vote their founder shares and any public shares purchased during or after our Initial Public Offering in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 7,500,001 or approximately 37.5%, of the 20,000,000 public shares sold in our Initial Public Offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our Business Combination approved. We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Business Combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a Business Combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s ‘‘penny stock’’ rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a ‘‘group’’ (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering, which we refer to as the ‘‘Excess Shares.’’ We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on a Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public stockholders who elected to redeem their shares.

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the closing of our Initial Public Offering.

Redemption of Public Shares and Liquidation if No Business Combination

Our sponsors, strategic investor, officers and directors have agreed that we will have only 24 months from the closing of our Initial Public Offering to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the 24-month time period.

Our initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our Business Combination within 24 months from the closing of our Initial Public Offering. However, if our initial stockholders acquire public shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the allotted 24-month time period.

Our sponsors, strategic investor, officers and directors have agreed, pursuant to written letter agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of our Initial Public Offering, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s ‘‘penny stock’’ rules). Pursuant to our amended and restated certificate of incorporation such an amendment would need to be approved by holders of 65% of our common stock entitled to vote thereon.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,090,074 of proceeds held outside the Trust Account (as of December 31, 2017), the $1,000,000 in loans committed by our sponsors and strategic investor in the aggregate, or provided through additional loans from our sponsors and strategic investor, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the Concurrent Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors that would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Each sponsor has agreed that it will be liable to us, jointly and severally, if and to the extent any claims by a vendor (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net, of the amount of interest which may be withdrawn to pay our franchise and income tax obligations, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third party claims We have not independently verified whether each sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsors’ only substantive assets are securities of our company. We have not asked our sponsors to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our franchise and income tax obligations and each sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsors to reserve for such indemnification obligations and we cannot assure you that our sponsors would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $2.0 million from the proceeds of our Initial Public Offering and the Concurrent Private Placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $75,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the closing of this our Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination within 24 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our sponsors may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our franchise and income tax obligations and will not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsors will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our Business Combination within 24 months from the closing of our Initial Public Offering or if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our Business Combination, we shall either (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination;

●	if our Business Combination is not consummated within 24 months from the completion of our Public Offering, then our existence will terminate and we will distribute all amounts in our Trust Account; and

●	prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our Business Combination, our amended and restated certificate of incorporation provides that we may consummate our Business Combination only if approved by a majority of the shares of Capital Stock voted by our stockholders voting at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Commination and our outstanding warrants, and the future dilution they potentially represent, way not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

If we succeed in effecting our Business Combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our Business Combination, we may not have the resources or ability to compete effectively.

Employees

We currently have four officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

Our Units, Common Stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at: http://www.sec.gov. The contents of this website are not incorporated into this filing. Further, our references to the uniform resource locator for this website are intended to be inactive textual references only.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financing reporting standards (“IFRS”) as promulgated by the International Accounting Standards Board (“IASB”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with GAAP or IFRS. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2018 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors

You should carefully consider the following risk factors and all other information contained in this Report, including the financial statements. If any of the following events occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company with no operating results, and we will not commence operations until completing a Business Combination. Because we have no operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no current arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our public shares do not approve of the Business Combination we complete. Please refer to “Item 1. Business – Stockholders May Not Have the Ability to Approve Our Business Combination” for additional information.

If we seek stockholder approval of our Business Combination, after approval of our board, our initial stockholders have agreed to vote in favor of such Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with a Business Combination, after approval of our board, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering, in favor of our Business Combination. Our initial stockholders will own shares representing at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

Since our board of directors may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may decrease our ability to conduct due diligence on potential Business Combination targets as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 24 months from the IPO Closing Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsors, strategic investor, officers and directors have agreed that we must complete our Business Combination within 24 months from the IPO Closing Date. We may not be able to find a suitable target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If we seek stockholder approval of our Business Combination, our sponsors, strategic investor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our sponsors, strategic investor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsors, strategic investor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business – Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights” for additional information.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date and (iii) the redemption of our public shares if we are unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to applicable law and as further described herein. In addition, if we are unable to complete a Business Combination within 24 months from the IPO Closing Date for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond 24 months from the IPO Closing Date before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our Business Combination.. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a ‘‘penny stock’’ which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Common Stock and Warrants are listed on Nasdaq and are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Because we have net tangible assets in excess of $5,000,000 and timely filed a Current Report on Form 8-K after the IPO Closing Date, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders are not afforded the benefits or protections of those rules. Among other things, this means our Units were immediately tradable at the IPO Closing Date and we will have a longer period of time to complete our Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of a Business Combination.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a ‘‘group’’ of stockholders are deemed to hold in excess of 20% of our common stock, you will lose the ability to redeem all such shares in excess of 20% of our common stock.

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of th Initial Public Offering and the Concurrent Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our Business Combination, target companies will be aware that this may reduce the resources available to us for our Business Combination. This may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our Initial Public Offering and Concurrent Private Placement not being held in the Trust Account are insufficient to allow us to operate for at least 24 months after our Initial Public Offering, we may be unable to complete our Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

As of December 31, 2017, we have $2,090,074 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months after our Initial Public Offering assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of the Initial Public Offering and the Concurrent Private Placement not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination and we may be required to depend on the availability of loans from our sponsors, management team or strategic investor to fund our search for a Business Combination, to pay our franchise and income taxes and to complete our Business Combination. If we are unable to obtain these loans, we may be unable to complete our Business Combination.

Of the net proceeds from our Initial Public Offering and the sale of the Private Placement Warrants, only $2,090,074, as of December 31, 2017, is available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team, strategic investor or other third parties to operate or may be forced to liquidate. Other than working capital loans of up to $1,000,000, none of our sponsors or strategic investor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such loans and advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our sponsors or strategic investor or an affiliate of our sponsors or strategic investor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to the completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Each sponsor has agreed that it will be liable to us, jointly and severally, if and to the extent any claims by a vendor (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net, of the interest which may be withdrawn to pay our franchise and income tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether each sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsors’ only substantive assets are securities of our company. We have not asked our sponsors to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsors, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income tax obligations, and each sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsors to enforce their indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsors to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date; or (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we will be required to comply with certain SEC and other legal requirements or regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the IPO Closing Date in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. Further, stockholders will not know at the time of dissolution the scope of potential claims against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our Business Combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our best efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a ‘‘cashless basis’’ in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

The grant of registration rights to our initial stockholders may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into on the IPO Closing Date, our initial stockholders and their permitted transferees can demand that we register their founder shares, the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon exercise of such warrants. In addition, given that the lock-up period on the founder shares is potentially shorter than most other blank check companies, these shares may become registered and available for sale sooner than founder shares in such other companies. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

While we may seek to complete a Business Combination with an operating company in the leisure sector or a leisure-related business, we are not limited to a particular industry, sector or any specific target businesses with which to pursue our Business Combination, and consequently you will be unable to ascertain the merits or risks of any particular target business’ operations.

While we are considering a Business Combination with an operating company in the leisure sector or a leisure-related business, we may seek to complete a Business Combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations, and we will not seek a company in any business which is directly competitive with any business conducted by Inspired because of the non-competition agreements entered into by Mr. Weil and Mr. Silvers. Because we have not yet identified or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Because we intend to seek a Business Combination with a target business in the leisure sector or a leisure-related business, we expect our future operations to be subject to risks associated with this industry.

Businesses in the leisure sector or leisure-related businesses are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. In particular, we would be subject to extensive regulations if we seek a Business Combination with a gaming-related company.

In certain jurisdictions, forms of wagering, betting and lottery may be expressly authorized and governed by law and in other jurisdictions forms of wagering, betting and lottery may be expressly prohibited by law. If expressly authorized, such activities are typically subject to extensive and evolving governmental regulation. Gaming regulatory requirements vary from jurisdiction to jurisdiction. Therefore, we would be subject to a wide range of complex gaming laws, rules and regulations in the jurisdictions in which we would be licensed or may seek to be licensed. Most jurisdictions require that gaming companies be licensed and/or authorized, or that key personnel and certain of our security holders are found to be suitable or are licensed, and that products are reviewed, tested and certified or approved before placement. If a license, approval, certification or finding of suitability is required by a regulatory or national authority and we fail to seek or do not receive the necessary approval, license, certification or finding of suitability, then we may be prohibited from distributing our products for use in the respective jurisdiction. Additionally, such prohibition could trigger reviews by regulatory bodies in other jurisdictions.

If we seek to acquire a gaming company, we or our acquired business may be required to obtain and maintain licenses from various state and local jurisdictions in order to operate certain aspects of the business and may be subject to extensive background investigations and suitability standards. We may also become subject to regulation in any other jurisdiction where our customers are permitted to operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our business. Generally, regulatory authorities have broad discretion when granting, renewing or revoking approvals and licenses. Our failure, or the failure of any of our key personnel, systems or machines, in obtaining or retaining a required license or approval in one jurisdiction could negatively impact our ability (or the ability of any of our key personnel, systems or gaming machines) to obtain or retain required licenses and approvals in other jurisdictions. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic area where we may operate and generate revenues, decrease our share in the gaming marketplace and put us at a disadvantage compared with our competitors.

In addition, given the extensive regulations concerning the gaming industry, a Business Combination in this industry may require significant governmental or regulatory approvals that could delay the consummation of our Business Combination. In such case, we may be unable to complete a Business Combination in the expected timeframe and may require one or more extensions to complete such Business Combination.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our Business Combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our Business Combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination.

We may issue additional common or preferred shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination, any one of which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2017, there were 48,800,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. As of December 31, 2017, there were no shares of preferred stock issued and outstanding. These amounts assume the issuance of 6,250,000 units issuable pursuant to our strategic investor’s contingent forward purchase contract.

We may issue a substantial number of additional shares of common or preferred stock to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to receive funds from the Trust Account or vote on any Business Combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of existing stockholders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Past performance by our management team may not be indicative of future performance of an investment in our company.

Information regarding performance by, or businesses associated with, our management team, including Mr. Weil and Mr. Silvers is presented for informational purposes only. Past performance by our management team, including with respect to Mr. Weil’s involvement with two successor entities of blank check companies, is not a guarantee either (i) that we will be able to locate a suitable candidate for our Business Combination or (ii) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of future performance.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. Our management team does not currently expect to continue in a management role with us following the consummation of our Business Combination. Should one or more members of the management team seek to enter into an employment contract with a target, we would refer such matter of employment to a committee of disinterested directors of our board of directors for consideration. The determination as to whether any of our key personnel will remain with us will be made at the time of our Business Combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

Our sponsors and our strategic investor, and their affiliates, have no obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

Although we expect to benefit from our sponsors’ and our strategic investor’s network of relationships and processes for sourcing, evaluating and allocating investment opportunities among itself, us, and other parties, our sponsors and strategic investor have no legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business. Our sponsors and our strategic investor may allocate potential investments at their discretion to any of our sponsors, the strategic investor, us, or other parties. We have no investment management, advisory, consulting or other agreement in place with our sponsors or strategic investor that obligate any of them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if our sponsors and our strategic investor refer an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or a Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsors, strategic investor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our sponsors, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months after the IPO Closing Date.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. In addition, our amended and restated certificate of incorporation provides for the waiver of any requirement to present corporate opportunities to us to the extent it would conflict with competing duties owed to other entities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our sponsors, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our Executive Chairman and Chief Executive Officer are parties to certain agreements that limit the types of companies that we can target for a Business Combination, among other restrictions, which could limit our prospects for a Business Combination.

Each of A. Lorne Weil, our Executive Chairman, and Daniel B. Silvers, our Chief Executive Officer, is party to an employment agreement with Inspired. These employment agreements contain non-competition provisions that provide that neither Mr. Weil nor Mr. Silvers shall directly or indirectly engage in any business which is directly competitive with any business conducted by Inspired and its associated companies that it controls (collectively, the “Inspired Group”) during his employment, in any geographic area in which such business was so conducted by the Inspired Group. These agreements are collectively referred to as the non-competition agreements. In light of the non-competition agreements, we will not seek a Business Combination with any company with operations in the businesses described above. In addition, if our Business Combination does not cause Mr. Weil or Mr. Silvers to violate the non-competition agreements, no assurance can be given that the combined company would not in the future engage in competitive activities which would cause Mr. Weil or Mr. Silvers to be in breach of the non-competition agreements. If a court were to conclude that a violation of either or both of the non-competition agreements had occurred, it could extend the term of Mr. Weil’s or Mr. Silvers’ non-competition restrictions and/or enjoin Mr. Weil or Mr. Silvers from participating in our company, or enjoin us from engaging in aspects of the business which compete with Inspired Group, as applicable. The court could also impose monetary damages against Mr. Weil or Mr. Silvers or us. This could materially harm our business and the trading prices of our securities. Even if ultimately resolved in our favor, any litigation associated with the non-competition could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business.

Our Executive Chairman is party to a certain agreement that will limit his ability to solicit or hire employees of Inspired, which could make us a less attractive buyer to certain target companies.

In the employment agreement entered into by A. Lorne Weil, our Executive Chairman, with Inspired, there are also provisions preventing him from being able to directly or indirectly solicit or entice away or endeavor to solicit or entice away from the Inspired Group for the purposes of employment or engagement of any person who on the date of the termination of Mr. Weil’s employment is employed or engaged by the Inspired Group in a senior management capacity and with whom Mr. Weil worked closely during the period of 12 months prior to the date of termination of Mr. Weil’s employment (whether or not such person would commit a breach of his contract of employment by doing so). To the extent a target company may be interested in hiring personnel from the Inspired Group, we might be a less attractive buyer as a result of the non-competition agreements.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsors, strategic investor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsors, strategic investor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, strategic investor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described in “Item 10. Directors, Executive Officers and Corporate Governance” herein. Such entities may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsors, strategic investor, officers and directors will lose their entire investment in us if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

Our initial stockholders hold in the aggregate 5,000,000 founder shares, representing 20.0% of the total outstanding shares upon completion of our Initial Public Offering. The founder shares will be worthless if we do not complete our Business Combination. In addition, affiliates of our Hydra Sponsor and Matthews Lane Sponsor, our strategic investor and certain members of management hold an aggregate of 6,825,000 private placement warrants that will also be worthless if we do not complete a Business Combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed Business Combination. In addition, we may obtain loans from our sponsors, strategic investor, affiliates of our sponsors or strategic investor or an officer or director, and we may pay our sponsors, strategic investor, officers, directors and any of their respective affiliates fees and expenses in connection with identifying, investigating and consummating a Business Combination.

The personal and financial interests of our sponsors, strategic investor, their affiliates or our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the 24 month anniversary of the IPO Closing Date, which is the deadline for our completion of a Business Combination.

Since our sponsors, strategic investor, officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses from the funds held in the Trust Account if our Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

At the closing of our Business Combination, our sponsors, strategic investor, officers and directors, or any of their respective affiliates, may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations from the funds held in the Trust Account. In the event our Business Combination is completed, there is no cap or ceiling on any such reimbursement from the funds held in the Trust Account of out-of-pocket expenses incurred in connection with activities on our behalf. However, our sponsors, strategic investor, officers and directors, or any of their respective affiliates will not be eligible for any such reimbursement from the funds held in the Trust Account if our Business Combination is not completed. These financial interests of our sponsors, strategic investor, officers and directors may influence their motivation in identifying and selecting a target Business Combination and completing a Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the Concurrent Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2017, the net proceeds from our Initial Public Offering and the Concurrent Private Placement provided us with approximately $193,000,000 that we may use to complete our Business Combination and pay related fees and expenses (excluding $7,000,000 of Deferred Discount being held in the Trust Account).

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination.

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in the Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, strategic investor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our Business Combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Business Combination but that our stockholders may not support.

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our Business Combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of a Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Concurrent Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own founder shares representing approximately 20% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsors, strategic investor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with initial stockholders. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, strategic investor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Initial Public Offering and Concurrent Private Placement, as well as the $62,500,000 private placement made by our strategic investor in the event that our strategic investor approves of our Business Combination, will be sufficient to allow us to complete our Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and Concurrent Private Placement prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Currently, our initial stockholders own founder shares representing approximately 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this would increase their control. Our strategic investor purchased an additional 1,000,000 public units in our Initial Public Offering.

Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price of $0.01 per warrant which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our Business Combination.

We issued warrants to purchase 10,000,000 shares of our common stock as part of the units offered in our Initial Public Offering and we issued warrants to purchase an aggregate of 6,825,000 shares of common stock at $11.50 per share in the Concurrent Private Placement. Our initial stockholders currently own an aggregate of 5,000,000 founder shares. In addition, if our sponsors or strategic investor make any working capital loans, up to $1,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Further, our strategic investor has entered into a contingent forward purchase contract with us to purchase 6,250,000 of our units on substantially the same terms as the sale of units in our Initial Public Offering at $10.00 per unit.

To the extent we issue shares of common stock to effectuate a Business Combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our Initial Public Offering except that, so long as they are held by their initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by such purchasers until 30 days after the completion of our Business Combination, (iii) they may be exercised by the holders on a cashless basis and (iv) are subject to registration rights.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include target historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2018. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 250 West 57th Street, Suite 2223, New York, NY 10107. The cost for this space is included in the up to $10,000 per month fee that we agreed to pay Hydra Management, LLC, for office space, utilities and general office, receptionist and secretarial and administrative support, following our initial public offering. We consider our current office space adequate for our current operations.

Item 3.  Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our units, common stock and warrants are traded on the Nasdaq Capital Market under the symbols “LACQU,” “LACQ” and “LACQW,” respectively. Our units commenced public trading on December 1, 2017, and our common stock and warrants commenced public trading on December 28, 2017.

The table below sets forth, for the calendar quarter indicated, the high and low sales prices of our units as reported on the Nasdaq for the year ended December 31, 2017. There were no sales of our common stock or warrants reported on the Nasdaq for the year ended December 31, 2017.

	LACQU(1)
Year Ended December 31, 2017	Low	High
Quarter ended December 31, 2017	$9.30	$10.01

(1)	Beginning on December 1, 2017 with respect to LACQU.

Holders

On March 1, 2018, there was 1 holder of record of our units, 17 holders of record of our shares of common stock and 7 holders of record of our warrants. This number does not include beneficial owners whose units, shares and/or warrants were held in street name. The actual number of holders of our units, common stock and warrants is greater than this number of record holders and includes holders who are beneficial owners, but whose securities are held in street name by brokers or held by other nominees. This number of holders of record also does not include holders whose securities may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

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

On December 5, 2017, we consummated our Initial Public Offering of 20,000,000 units, with each unit consisting of one share of our common stock, and one-half (1/2) of one warrant, each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50. No fractional shares will be issued upon exercise of the warrants. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the warrant holder. Each warrant will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the closing of the Initial Public Offering. However, if we do not complete a Business Combination within the period allotted to complete the Business Combination, the warrants will expire at the end of such period. If we are unable to deliver registered shares of common stock to the holder upon exercise of warrants issued in connection with the 20,000,000 units during the exercise period, there will be no net cash settlement of these warrants and the warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. The warrants will expire five years after the completion of our Business Combination or earlier upon redemption or liquidation. Once the warrants issued in connection with the Initial Public Offering become exercisable, we may redeem those outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, but if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated December 1, 2017 which was filed with the SEC.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table summarizes selected historical financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements, and the notes and schedules related thereto, which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

For the Period from
September 11, 2017 (Inception) to
December 31, 2017
Statement of Operations Data:
Formation costs and operating costs	$146,695
Loss from operations	(146,695)
Other income, net	119,137
Loss before provision for income taxes	(27,558)
Net loss	$(31,193)

Weighted average shares outstanding, basic and diluted (1)(2)	6,184,506

Basic and diluted net loss per share	$(0.01)

Balance Sheet Data (end of period):
Total assets	$202,426,311
Total liabilities	7,156,239
Common stock subject to possible redemption	190,270,071
Stockholders’ Equity	5,000,001

Other Financial Data:
Net cash used in operating activities	$(251,831)
Net cash used in investing activities	(200,000,000)
Net cash provided by financing activities	202,341,905

(1)	Excludes an aggregate of 750,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full.
(2)	Excludes an aggregate of up to 19,015,680 shares subject to redemption at December 31, 2017.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2017 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from September 11, 2017 (inception) through December 31, 2017, we had a net loss of $31,193, which consists of operating costs of $146,695, an unrealized loss on marketable securities held in our Trust Account of $38,251 and a provision for income taxes of $3,635, offset by interest income on marketable securities held in the Trust Account of $157,388.

Liquidity and Capital Resources

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

As of December 31, 2017, we had cash and marketable securities held in the Trust Account of $200,119,137 (including approximately $119,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account may be used by us to pay franchise and income taxes. Through December 31, 2017, we did not withdraw any funds from the interest earned on the Trust Account.

For the period September 11, 2017 (inception) through December 31, 2017, cash used in operating activities was $251,831, consisting primarily of a net loss of $31,193, interest earned on cash and marketable securities held in the Trust Account and not available for operations of $157,388, offset by an unrealized loss on marketable securities held in our Trust Account of $38,251. Changes in operating assets and liabilities used $101,501 of cash from operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2017, we had cash of $2,090,074 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

HG Vora has entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of our Business Combination, 6,250,000 Units on the same terms as the sale of Units in the Initial Public Offering at $10.00 per unit. The funds from the sale of the Private Placement Units may be used as part of the consideration to the sellers in the Business Combination; any excess funds from the Private Placement Units may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the Business Combination. HG Vora’s obligation to purchase our Units under the contingent forward purchase contract is contingent upon, among other things, HG Vora approving the Business Combination, which approval can be withheld for any reason.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties’) have committed an aggregate of $1,000,000, in accordance with the unsecured promissory notes we will issue to the Funding Parties, pursuant to the expense advance agreement between us and the Funding Parties, to be provided to us and from which we may draw down from time to time in the event that funds held outside of the trust are insufficient to fund our expenses after the Initial Public Offering and prior to our Business Combination (including investigating and selecting a target business and other working capital requirements) and the Funding Parties may, but are not obligated to, loan us additional funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Hydra Sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to the Company. We began incurring these fees on December 1, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($4,000,000) was paid at the closing of the Initial Public Offering, and 3.5% ($7,000,000) was deferred. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the Deferred Discount.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

To date, our efforts have been limited to organizational activities and activities relating to our Initial Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues.

We invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Period from September 11, 2017 (inception) through December 31, 2017
Operating Expenses
Operating costs	$—	$—	$5,000	$141,695	$146,695
Loss from operations	—	—	(5,000)	(141,695)	(146,695)
Other Income:
Unrealized loss	—	—	—	(38,251)	(38,251)
Interest income	—	—	—	157,388	157,388
Provision for income taxes	—	—	—	(3,635)	(3,635)
Net Loss	$—	$—	$(5,000)	$(26,193)	$(31,193)

Loss per common share: Basic and diluted	$—	$—	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding: Basic and diluted	—	—	6,250,000	4,404,675	6,184,506

Balance Sheet Data (at period end)
Cash	$—	$—	$340,000	$2,090,074	$2,090,074
Cash and securities held in Trust Account	—	—	—	200,119,137	200,119,137
Total Assets	—	—	400,000	202,426,311	202,426,311
Total Liabilities	—	—	380,000	7,156,239	7,156,239
Common stock subject to possible redemption	—	—	—	190,270,071	190,270,071
Total Stockholders’ Equity	$—	$—	$20,000	$5,000,001	$5,000,001

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
A. Lorne Weil	72	Executive Chairman
Daniel B. Silvers	41	Chief Executive Officer and Director
George Peng	47	Chief Financial Officer, Treasurer and Secretary
Eric Carrera	28	Senior Vice President — Finance and Business Development
Marc J. Falcone	44	Director
Steven M. Rittvo	68	Director
David L. Weinstein	51	Director

A. Lorne Weil, has served as our Executive Chairman since our formation in September 2017 and has been a principal of Hydra Management, an investment vehicle formed by Mr. Weil, since September 2014. Mr. Weil serves as Executive Chairman of Inspired Entertainment, Inc., a position he has held since December 2016. Previously, Mr. Weil served as Chairman and CEO of Inspired’s predecessor, Hydra Industries Acquisition Corp., since October 2014. Mr. Weil previously served as Chairman of the Board of Scientific Games Corporation (and its predecessor Autotote Corporation) from October 1991 to November 2013. Mr. Weil also served as the Chief Executive Officer of Scientific Games Corporation (and its predecessor Autotote Corporation) from 1992 to 2008 and from November 2010 to November 2013 (Mr. Weil had retired in 2008) and as the President from August 1997 to June 2005. Under Mr. Weil’s stewardship, the company made a number of significant acquisitions and joint ventures, including the privatization of the off-track betting operations of the State of Connecticut, and the acquisitions of Scientific Games Holdings Corp., IGT Online Entertainment Systems, Global Draw and WMS Industries, and the privatization of the Illinois, New Jersey and Italian lotteries. Prior to joining Scientific Games, Mr. Weil was President of Lorne Weil, Inc., a firm he founded which provided strategic planning and corporate development services to technology-based industries, a role he maintained from 1979 to November 1992. From 1974 to 1979, Mr. Weil was Vice President — Corporate Development at General Instrument Corporation. From 1970 to 1974, Mr. Weil was a manager with the Boston Consulting Group. Mr. Weil received his undergraduate degree from the University of Toronto, an M.S. degree from the London School of Economics and an M.B.A. from Columbia University, where he served for more than 10 years on the Board of Overseers. From 2011 to 2013, Mr. Weil was a director of Avantair Inc. In 2012, Mr. Weil was the sponsor and Chairman of the Board of Andina Acquisition Corp., a Nasdaq-listed blank check company. Mr. Weil is currently the Non-Executive Chairman of the Board of the successor entity, Tecnoglass Inc.

We believe Mr. Weil is well-qualified to serve as a member of our board of directors due to his extensive business experience in strategic planning and corporate development, his experience successfully overseeing the IPO of Hydra Industries Acquisition Corp. and its subsequent merger with Inspired Gaming Group, the IPO of Andina and its subsequent merger with Tecnoglass, the contacts he has fostered over the course of his extensive career, as well as his vast operational experience.

Daniel B. Silvers has served as Chief Executive Officer and a Director of the Company since our formation in September 2017. Additionally, he has served as Managing Member of Matthews Lane Capital Partners LLC, an investment firm, since June 2015 and also has served as Executive Vice President and Chief Strategy Officer of Inspired Entertainment, Inc., a company involved in the gaming equipment supplier industry, since December 2016. He is the former President of Spring Owl Asset Management LLC, an investment management firm, a position he held from March 2009 to June 2015 (including predecessor entities). From April 2009 to October 2010, Mr. Silvers also served as President of Western Liberty Bancorp, an acquisition oriented holding company that acquired and recapitalized a community bank in Las Vegas, Nevada. Mr. Silvers joined a predecessor of Spring Owl from Fortress Investment Group, a leading global alternative asset manager, where he worked from 2005 to 2009. At Fortress, Mr. Silvers’ primary focus was to originate and oversee due diligence on and asset management for real estate and gaming investments in Fortress’ Drawbridge Special Opportunities Fund. Prior to joining Fortress, Mr. Silvers was a senior member of the real estate, gaming and lodging investment banking group at Bear, Stearns & Co., Inc. Mr. Silvers serves as lead independent director of PICO Holdings, Inc., a holding company with water resource operations and a director of Avid Technology, Inc., a global media technology provider. Mr. Silvers previously served on the board of directors of Forestar Group, Inc., International Game Technology, bwin party digital entertainment plc, Universal Health Services, Inc., Ashford Hospitality Prime, Inc. and India Hospitality Corp. Mr. Silvers holds a B.S. in Economics, as well as an M.B.A with a concentration in Finance, from The Wharton School of the University of Pennsylvania.

We believe Mr. Silvers is well-qualified to serve as a member of our board of directors due to his extensive experience in corporate finance, capital allocation, capital markets and public company governance.

George Peng has served as our Chief Financial Officer, Treasurer and Secretary since our formation in September 2017. Additionally, Mr. Peng has been a Principal of Hydra Management, LLC, an investment vehicle of Mr. Weil’s since July 2014 and as Vice President of Finance at Inspired Entertainment, Inc., since January 2017. Previously, he was Chief Financial Officer of Hydra Industries Acquisition Corp., a special-purpose acquisition corporation that acquired Inspired Entertainment, Inc., from August 2015 until January 2017. Before that, Mr. Peng was a consultant to Scientific Games Corporation from May 2013 to April 2014, where he assisted in its integration of the acquisition of WMS Industries. Mr. Peng was focused on the financial and operational impacts of integrating the accounting and finance functions of both companies, including human resource allocation, budgeting, and cost reductions. Prior to consulting to Scientific Games, Mr. Peng was a consultant primarily focused on financial planning and analysis for various industries, including retail and financial services. Previously, he was an Associate in the Investment Banking division of Credit Suisse, focusing on private equity, high yield, and leveraged lending products. Mr. Peng holds an A.B. in Economics from the University of Michigan, Ann Arbor, as well as an M.B.A. with a concentration in Finance from the Anderson School at UCLA. Mr. Peng is a CFA Charter holder, which he was awarded in 2006.

Eric Carrera has served as our Senior Vice President of Finance and Business Development since September 2017. Additionally, Mr. Carrera has served as the Senior Associate of Hydra Management, LLC, an investment vehicle of Mr. Weil, since June 2015 and as Manager of Finance/M&A of Inspired Entertainment, Inc. since January 2017. Mr. Carrera has also served as Senior Vice President at Andina Acquisition Corp. II, a special-purpose acquisition corporation, since November 2015. From June 2011 to February 2015, Mr. Carrera was an international business development associate with Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From September 2011 to December 2013, Mr. Carrera acted as an advisor to Andina Acquisition Corp. and was a member of the team that successfully completed a business transaction with Tecnoglass S.A., a Colombian manufacturer of glass and windows. Mr. Carrera received a B.S. from Boston University School of Management and is also a CFA Charter holder.

Marc J. Falcone has served as a member of our board of directors since December 1, 2017. Mr. Falcone served as Executive Vice President, Chief Financial Officer and Treasurer of Red Rock Resorts, Inc. from October 2015 until May 2017 and as Executive Vice President and Chief Financial Officer of Station Casinos LLC from June 2011 until May 2017. Mr. Falcone served as Treasurer of Station Casinos LLC since January 2013 until May 2017. Mr. Falcone also served as Chief Financial Officer of Fertitta Entertainment LLC from October 2010 through May 2016. From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs & Co. where he focused on restructuring transactions in the hospitality and gaming sectors under that firm’s Whitehall division. From May 2006 to June 2008, Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries. From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry’s top analysts. Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear, Stearns & Co. Inc., covering the gaming, lodging and leisure industries. Mr. Falcone holds a bachelor’s degree in Real Estate Finance and Hotel Administration from Cornell University.

We believe Mr. Falcone is well-qualified to serve as a member of our board of directors due to his significant experience as an executive officer at a public company in the leisure sector and investment experience with the leisure sector and leisure-related businesses.

Steven M. Rittvo has served as a member of our board of directors since December 1, 2017. Since February 2017, Mr. Rittvo serves as Chairman and Chief Executive Officer of Innovation Project Development, a multi-disciplinary development management services company focused on leisure- and residential-related developments. Mr. Rittvo has been with Innovation Project Development since November 2005. In May 1993, Mr. Rittvo co-founded The Innovation Group, Inc., a gaming, hospitality and leisure sector consulting firm headquartered in Denver with offices in New Orleans, Atlantic City, Aspen, Minneapolis and Orlando. Mr. Rittvo served as President of Innovation Group until February 2017. In Mr. Rittvo’s various roles with The Innovation Group, he advised and participated in gaming studies for clients ranging from Caesars Entertainment, MGM Mirage, Pinnacle Entertainment, Mandalay Resort Group, Isle of Capri, Harrah’s Entertainment, Trump Hotels and Casinos, as well as numerous Native American tribes and government agencies throughout the United States and the World. Mr. Rittvo holds a bachelor’s degree in Systems Engineering and a master’s degree in Transportation Engineering and Planning from the Polytechnic Institute of New York.

We believe Mr. Rittvo is well-qualified to serve as a member of our board of directors due to his significant experience managing leisure-related developments and advising owners, operators and other stakeholders in the leisure sector and leisure-related businesses.

David L. Weinstein has served as a member of our board of directors since December 1, 2017. Mr. Weinstein is a partner at Belvedere Capital, a real estate investment firm based in New York, and is primarily focused on Belvedere’ s investment in Industry City, a six million square foot redevelopment project in Sunset Park, Brooklyn. Mr. Weinstein was previously a partner at Belvedere Capital from September 2008 until October 2013. From February 2015 until August 2016, Mr. Weinstein was a member of the board of directors of Forestar Group, Inc. Mr. Weinstein previously served as President and Chief Executive Officer of MPG Office Trust, Inc., a publicly traded office REIT, from November 2010 until the sale of the Company in October 2013. He was a member of the board of directors of MPG Office Trust, Inc. from August 2008 until October 2013. From April 2007 until August 2008, Mr. Weinstein was a Managing Director of West bridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein worked at Goldman, Sachs & Co. in New York, first as a Vice President in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then, from 2004, as a Vice President in the Special Situations Group (focused on real estate debt investments). Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School of the University of Pennsylvania and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association.

We believe Mr. Weinstein is well-qualified to serve as a member of our board of directors due to his real estate banking, investment and management experience, including as a chief executive officer of a publicly traded real estate company, as well as his corporate governance experience through service as a board member of a public company will be valuable to the Company’s board of directors.

Number and Terms of Office of Officers and Directors

Our board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Falcone, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Rittvo and Mr. Weinstein, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of A. Lorne Weil and Daniel B. Silvers, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Messrs. Falcone, Rittvo and Weinstein. Mr. Falcone currently serves as Chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Falcone, Rittvo and Weinstein qualify as independent directors under applicable rules.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Falcone qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Falcone, Rittvo and Weinstein. Mr. Weinstein currently serves as Chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Falcone, Rittvo and Weinstein qualify as independent directors under applicable rules.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

It is likely that prior to the consummation of a Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors, except that Mr. Weil, our Executive Chairman, is Executive Chairman of Inspired Entertainment, Inc. and Mr. Silvers, our Chief Executive Officer and a member of our board of directors, is an executive officer of Inspired Entertainment, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required (1) all Section 16(a) filing requirements applicable to our executive officers and directors and greater than ten percent beneficial owners during the fiscal year ended December 31, 2017 were complied with and (2) with respect to greater than ten percent beneficial owners during the fiscal year ended December 31, 2017, a Form 4 was filed on January 17, 2018 reporting shares of common stock included in the units purchased by HG Vora Capital Management, LLC in our Initial Public Offering.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of the Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have previously filed copies of our form Code of Ethics, our form of Audit Committee Charter and our form of Compensation Committee Charter as exhibits to our registration statement in connection with our Initial Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request to us in writing at 250 West 57th Street, Suite 2223, New York, New York 10107 or by telephone at (646) 565-6940. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity and not to us. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. In addition, our amended and restated certificate of incorporation provides for the waiver of any requirement to present corporate opportunities to us to the extent it would conflict with competing duties owed to other entities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, our sponsors, officers, directors and director nominees have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months after the closing of our Initial Public Offering. Our management team is not currently involved in any other blank check offering, except for the involvement of certain members with Andina II, a blank check company that has recently announced that it has entered into a definitive agreement to acquire Lazydays R.V. Center, Inc. and its affiliates. Mr. Weil was an initial stockholder in Andina II and Mr. Carrera has served as Senior Vice President at Andina II since November 2015. Affiliates of each of Mr. Weil, Mr. Silvers and Mr. Peng have provided consulting services to Andina II in connection with its contemplated business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our Business Combination within 24 months after IPO Closing Date. If we do not complete our Business Combination within such applicable time period, the proceeds from our Initial Public Offering and Concurrent Private Placement held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until 180 days after the completion of our Business Combination. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by the initial purchasers or their permitted transferees until 30 days after the completion of our Business Combination. Since our sponsors, strategic investor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination. Our management team does not currently expect to continue in a management role with us following the consummation of our Business Combination. Should one or more member of the management team seek to enter into an employment contract with a target, we would refer such matter of employment to a committee of disinterested directors of our board of directors for consideration.

●	Each of A. Lorne Weil, our Executive Chairman, and Daniel B. Silvers, our Chief Executive Officer, is party to an employment agreement with Inspired. These agreements contain non-competition provisions that provide that neither Mr. Weil nor Mr. Silvers shall directly or indirectly engage in any business that is directly competitive with any business conducted by the Inspired Group during his employment, in any geographic area in which such business was so conducted by the Inspired Group. In Mr. Weil’s employment agreement with Inspired there are also non-solicitation provisions. In light of the non-competition agreements, we will not seek a Business Combination with any company with operations in the businesses described above. In addition, if our Business Combination does not cause Mr. Weil or Mr. Silvers to violate the non-competition agreements, no assurance can be given that the combined company would not in the future engage in competitive activities that would cause Mr. Weil or Mr. Silvers to be in breach of the non-competition agreements. If a court were to conclude that a violation of either or both of the non-competition agreements had occurred, it could extend the term of Mr. Weil’s or Mr. Silvers’ non-competition restrictions and/or enjoin Mr. Weil or Mr. Silvers from participating in our company, or enjoin us from engaging in aspects of the business which compete with Inspired Group, as applicable. The court could also impose monetary damages against Mr. Weil or Mr. Silvers or us. This could materially harm our business and the trading prices of our securities. Even if ultimately resolved in our favor, any litigation associated with the non-competition agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business.

●	Our sponsors, strategic investor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we may obtain loans from our sponsors or strategic investor or an affiliate of our sponsors or strategic investor or any of our officers or directors to finance transaction costs in connection with an intended Business Combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender and would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
A. Lorne Weil	Hydra Management	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Executive Chairman
	Tecnoglass	Manufacturer of glass products for use in high end commercial real estate construction	Non-Executive Chairman
Daniel B. Silvers	Matthews Lane Capital Partners	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Chief Strategy Officer
	PICO Holdings, Inc.	Water Resource and Storage Operations	Lead Independent Director
	Avid Technology, Inc.	Global Media Technology Provider	Director
George Peng	Hydra Management	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Vice President Finance
Eric Carrera	Hydra Management	Investment Vehicle	Senior Associate
	Inspired Entertainment	Gaming Technology	Manager, Finance & M&A
	Andina Acquisition Corp. II	Blank check company	Senior Vice President
Marc J. Falcone	Red Rock Resorts, Inc.	Gaming, Development and Management	Consultant
Steven M. Rittvo	Innovation Project Development	Development Management Services	Chairman and Chief Executive Officer
David L. Weinstein	Belvedere Capital	Real Estate Investment Firm	Partner

Accordingly, a scenario could arise whereby business opportunities may be provided to one of the above-listed entities by our officers or directors instead of us. For example, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity and not to us. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. In addition, our amended and restated certificate of incorporation provides for the waiver of any requirement to present corporate opportunities to us to the extent it would conflict with competing duties owed to other entities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our sponsors, strategic investor, officers or directors. In the event we seek to complete our Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such aa Business Combination is fair to our company from a financial point of view.

In the event that we submit our Business Combination to our public stockholders for a vote, our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our Business Combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions of our amended and restated certificate of incorporation, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on December 1, 2017, we have agreed to pay our Hydra sponsor, or its affiliates or assignees, a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our Business Combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, strategic investor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 1, 2018 with respect to the beneficial ownership of our Common Stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors that beneficially own shares of our Common Stock; and

●	all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, or the warrants that were included in the units sold in or initial public offering as they are not exercisable within 60 days of March 1, 2018.

	Number of Shares
Name and Address of Beneficial Owner(1)	Beneficially Owned	Percentage
A. Lorne Weil and affiliated entities(2)	1,134,742	4.5%
Daniel B. Silvers and affiliated entities(3)	1,128,370	4.5%
George Peng	87,014	*
Eric Carrera	54,701	*
Marc J. Falcone	25,000	*
Steven M. Rittvo	25,000	*
David L. Weinstein	25,000	*
All executive officers and directors as a group (seven individuals)	2,479,827	9.9%
Greater than 5% holders
HG Vora Special Opportunities Master Fund, Ltd.(4)	3,462,500	13.9%
AQR Capital Management, LLC (5)	1,500,000	6.0%
Davidson Kempner Capital Management LP (6)	1,500,000	6.0%

*	Less than one percent.

(1)	This table is based on 25,000,000 shares of Common Stock outstanding as of March 1, 2018. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Leisure Acquisition Corp., 250 West 57th Street, Suite 2223, New York, New York 10107.

(2)	Represents 266,900 shares held of record by Mr. Weil. Represents 867,842 shares held of record by Hydra LAC, LLC. Mr. Weil is the managing member of Hydra LAC, LLC. Mr. Weil expressly disclaims beneficial ownership of such shares as to which he does not have a pecuniary interest.

(3)	Represents 887,127 shares held of record by MLCP GLL Funding, LLC, of which Matthews Lane Capital Partners LLC is the manager. Represents 241,243 shares held of record by Matthews Lane Capital Partners LLC. Mr. Silvers is the managing member of Matthews Lane Capital Partners LLC.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2018 and a Form 4 filed with the SEC on January 17, 2018 each on behalf of HG Vora Special Opportunities Master Fund, Ltd. and HG Vora Capital Management, LLC, its investment manager. The business address of these stockholders is 330 Madison Avenue, 20th Floor, New York, New York 10017.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2018 on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and CNH Partners, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC.. The business address of these stockholders is Two Greenwich Plaza, Greenwich,Connecticut 06830.

(6)	According to a Schedule 13G filed with the SEC on December 11, 2017 on behalf of Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P., Davidson Kempner International Ltd., Davidson Kempner Capital Management LP, Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. Mr. Kempner and Mr. Brivio are responsible for the voting and investment decisions relating to the securities held by such reporting persons. The business address of these stockholders is 520 Madison Avenue, 30th Floor, New York, New York 10022.

Our initial stockholders beneficially own founder shares representing approximately 20% of the outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our Business Combination.

The holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed Business Combination.

Our sponsors, strategic investor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On September 11, 2017, we issued an aggregate of 7,187,500 founder shares to our initial stockholders for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. In October 2017, our Hydra sponsor transferred 203,957 shares to certain of our officers and professionals. In October 2017, certain of our initial stockholders transferred 711,250 shares to our strategic investor, with 355,625 shares subject to return to such stockholders if the Share Return Condition is triggered. In November 2017, Our Hydra sponsor transferred 25,000 founder shares to each of Messrs. Falcone, Rittvo and Weinstein, our independent directors. On December 5, 2017, in connection with the completion of our Initial Public Offering, and on January 16, 2018, following the expiration of the underwriter’s over-allotment option, certain of our initial stockholders forfeited 1,437,500 and 750,000 shares, respectively. In each case, our initial stockholders forfeited such founder’s shares so as to maintain the ownership of our initial stockholders at 20% of our outstanding shares immediately following the consummation of our Initial Public Offering. The founder shares (including the common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Affiliates of our Hydra Sponsor and Matthews Lane Sponsor, the Strategic Investor and certain members of management purchased an aggregate of 6,825,000 private placement warrants for a purchase price of $1.00 per whole warrant in the Concurrent Private Placement. As such, these related parties’ aggregate interest in this transaction is valued at approximately $6,825,000. Each private placement warrant entitles the holder to purchase one share of our common stock at $11.50 per share. The private placement warrants (including the common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our strategic investor has entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of approximately $62,500,000 to occur concurrently with the consummation of our Business Combination, 6,250,000 of our units on substantially the same terms as the sale of units in our Initial Public Offering at $10.00 per unit. The funds from the sale of this private placement units may be used as part of the consideration to the sellers in the Business Combination; any excess funds from this private placement may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the Business Combination.

Our strategic investor’s obligation to purchase our units and shares of common stock under the contingent forward purchase contract is subject to the following closing conditions:

●	the representations and warranties made by us in the contingent forward purchase contract shall be true and correct in all material respects;

●	all covenants, agreements and conditions contained in the contingent forward purchase contract shall have been performed by us;

●	we have obtained all blue sky law permits and qualifications required by any state for the offer and sale of the private placement securities; and

●	our strategic investor has provided its consent to the Business Combination, which it may withhold for any reason.

In addition under the contingent forward purchase contract, we and the strategic investor have agreed to indemnify each other against certain liabilities and we have additionally agreed to indemnify the strategic investor and certain of its affiliates against certain liabilities arising out of or relating to our Initial Public Offering or our subsequent operations.

If any of our officers or directors becomes aware of a Business Combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on December 1, 2017, we have agreed to pay our Hydra sponsor, or its affiliates or assignees, a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our Business Combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsors, strategic investor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on payments that may be made to our sponsors, strategic investor, officers, directors or any of their respective affiliates.

We entered into promissory notes with our sponsors whereby they agreed to loan us up to an aggregate of $400,000 to be used for a portion of the expenses of our Initial Public Offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2018 or the IPO Closing Date. These loans were repaid upon the closing of our Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended Business Combination, our sponsors and strategic investor have committed an aggregate of $1,000,000, in accordance with the unsecured promissory notes we will issue to our sponsors and strategic investor pursuant to the expense advance agreement between us and our sponsors and strategic investor, to be provided to us and from which we may draw down from time to time in the event that funds held outside of the trust are insufficient to fund our expenses after our Initial Public Offering and prior to our Business Combination (including investigating and selecting a target business and other working capital requirements) and our sponsors may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we expect to repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of all loans made to us may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans) are entitled to registration rights pursuant to a registration rights agreement entered into by us on the IPO Closing Date, which requires us to register such securities for resale. Each of our sponsors (collectively with their respective affiliates) and strategic investor is entitled to make up to two demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of our Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period, which occurs (i) in the case of the founder shares, on the earlier of (A) one year after the completion of our Business Combination or earlier if, subsequent to our Business Combination, the last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our Business Combination, or (B) the date following the completion of our Business Combination on which we complete a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the private placement warrants and the respective common stock underlying such warrants, 30 days after the completion of our Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Falcone, Rittvo and Weinstein are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from September 11, 2017 (inception) through December 31, 2017 totaled $34,270. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $43,260 for consultations concerning financial accounting and reporting standards during the period from September 11, 2017 (inception) through December 31, 2017.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the years ended December 31, 2017.

All Other Fees. We did not pay Marcum LLP for other services for the years ended December 31, 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

The financial statements listed in the Index to the Financial Statements beginning on F-1 are filed as part of this Annual Report on Form 10-K.

No financial statement schedules have been filed as part of this Annual Report on Form 10-K because they are not applicable, not required or because the information is otherwise included in our financial statements or notes thereto.

The exhibits filed as part of this Annual Report on Form 10-K are set forth on the Exhibit Index immediately following our financial statements. The Exhibit Index is incorporated herein by reference.

Item 16. Form 10-K Summary

None.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEISURE ACQUISITION CORP.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Leisure Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Leisure Acquisition Corp. (the “Company”) as of December 31, 2017, the related statements of operations, stockholders’ equity and cash flows for the period from September 11, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the period from September 11, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 9, 2018

LEISURE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2017

ASSETS
Current Assets
Cash	$2,090,074
Prepaid expenses	217,100
Total Current Assets	2,307,174

Cash and marketable securities held in Trust Account	200,119,137
Total Assets	$202,426,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$111,964
Accrued offering costs	40,640
Income tax payable	3,635
Total Current Liabilities	156,239

Deferred underwriting fee payable	7,000,000
Total Liabilities	7,156,239

Commitments
Common stock subject to possible redemption, 19,015,680 shares at redemption value	190,270,071

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,734,320 shares issued and outstanding (excluding 19, 015,680 shares subject to possible redemption) (1)	673
Additional paid-in capital	5,030,521
Accumulated deficit	(31,193)
Total Stockholders’ Equity	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,426,311

(1)	Includes an aggregate of 750,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM SEPTEMBER 11, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Formation costs and operating costs	$146,695
Loss from operations	(146,695)

Other income (expense):
Interest income	157,388
Unrealized loss on securities held in Trust Account	(38,251)
Other income, net	119,137

Loss before provision for income taxes	(27,558)
Provision for income taxes	(3,635)
Net loss	$(31,193)

Weighted average shares outstanding, basic and diluted (1) (2)	6,184,506

Basic and diluted net loss per common share	$(0.01)

(1)	Excludes an aggregate of 750,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).
(2)	Excludes an aggregate of up to 19,015,680 shares subject to redemption at December 31, 2017.

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM SEPTEMBER 11, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

	Common Stock(1)		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 11 2017 (inception)	—	$—	$—	$—	$—

Common stock issued to initial stockholders (“Founder Shares”)	7,187,500	719	24,281	—	25,000

Cancellation of Founder Shares	(1,437,500)	(144)	144	—	—

Sale of 20,000,000 Units, net of underwriters discount and offering costs	20,000,000	2,000	188,449,265	—	188,451,265

Sale of 6,825,000 Private Placement Warrants	—	—	6,825,000	—	6,825,000

Common stock subject to redemption	(19,015,680)	(1,902)	(190,268,169)	—	(190,270,071)

Net loss	—	—	—	(31,193)	(31,193)

Balance – December 31, 2017	6,734,320	$673	$5,030,521	$(31,193)	$5,000,001

(1)	Includes an aggregate of 750,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (Notes 5 and 6).

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM SEPTEMBER 11, 2017 (INCEPTION) THROUGH DECEMBER 31, 2017

Cash Flows from Operating Activities:
Net loss	$(31,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(157,388)
Unrealized loss on marketable securities held in Trust Account	38,251
Changes in operating assets and liabilities:
Prepaid expenses	(217,100)
Accounts payable and accrued expenses	111,964
Income taxes payable	3,635
Net cash used in operating activities	(251,831)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(200,000,000)
Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,000,000
Proceeds from sale of Private Placement Warrants	6,825,000
Proceeds from promissory notes – related parties	375,000
Repayment of promissory notes – related parties	(375,000)
Payment of offering costs	(508,095)
Net cash provided by financing activities	202,341,905

Net Change in Cash	2,090,074
Cash – Beginning	—
Cash – Ending	$2,090,074

Non-Cash investing and financing activities:
Deferred underwriting fees	$7,000,000
Initial classification of common stock subject to redemption	$190,296,100
Change in value of common stock subject to redemption	$(26,029)
Accrued offering costs charged to additional paid in capital	$40,640

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

At December 31, 2017, the Company had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Following the closing of the Initial Public Offering on December 5, 2017, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Transaction costs amounted to $11,548,735, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees (see Note 6) and $548,735 of Initial Public Offering costs. In addition, at December 31, 2017, $2,090,074 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting commissions and franchise and income taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. In addition, the Company’s Business Combination must be approved by HG Vora as a condition to the Contingent Forward Purchase Contract (as described in Note 6). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017.

Cash and Marketable Securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On December 22, 2017 the U.S.  Tax Cuts and Jobs Act of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company was required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

Net loss per common share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at December 31, 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic income per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Weighted average shares were reduced for the effect of shares of common stock subject to possible redemption and an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Notes 5, 6 and 7). As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Net Loss per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

For the Period from September 11, 2017 (inception) through December 31,
2017
Net loss	$(31,193)
Less: Income attributable to common stock subject to redemption	(51,421)
Adjusted net loss	(82,614)

Weighted average shares outstanding, basic and diluted	6,184,506

Basic and diluted net loss per common share	$(0.01)

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times may exceed the federal depository insurance coverage of $250,000. At December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 11, 2017, the Company issued an aggregate of 7,187,500 shares of common stock to the Initial Stockholders (“Founder Shares”) for an aggregate purchase price of $25,000. On December 5, 2017, certain of the Initial Stockholders surrendered and returned to the Company, for nil consideration, an aggregate of 1,437,500 Founder Shares, which were cancelled, leaving an aggregate of 5,750,000 Founder Shares outstanding. The 5,750,000 Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited, resulting in 5,000,000 Founder Shares outstanding as of January 15, 2018.

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

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay the Hydra Sponsor, or its affiliates or assignees, a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the period from September 11, 2017 (inception) through December 31, 2017, the Company incurred $9,500, in fees for these services.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018.

The underwriters were paid a cash underwriting discount of two percent (2.0%) of the gross proceeds of the Initial Public Offering, or $4,000,000. In addition, the underwriters are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $7,000,000. Up to $0.05 per Unit (or up to $1,000,000) of the deferred fee may be paid to third parties (who are members of FINRA) that assist the Company in consummating its initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At December 31, 2017, there were 6,734,320 shares of common stock issued and outstanding (excluding 19,015,680 shares of common stock subject to possible redemption), of which 750,000 shares were subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering) (see Note 10).

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

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2017
Deferred tax asset
Unrealized loss on marketable securities	$8,033
Total deferred tax asset	8,033
Valuation allowance	(8,033)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

For the period from September 11, 2017 (inception) through December 31, 2017
Federal
Current	$3,635
Deferred	(8,033)

State
Current	$—
Deferred	—
Change in valuation allowance	8,033
Income tax provision	$3,635

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from September 11, 2017 (inception) through December 31, 2017, the change in the valuation allowance was $8,033.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2017 is as follows:

Statutory federal income tax rate	(34.0)%
State taxes, net of federal tax benefit	0.0%
Deferred tax rate change	18.0%
Change in valuation allowance	29.1%
Income tax provision (benefit)	13.1%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company considers New York to be a significant state tax jurisdiction.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2017

9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$200,119,137

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited, resulting in 5,000,000 Founder Shares outstanding as of January 15, 2018.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 9, 2018	LEISURE ACQUISITION CORP.

By:	/s/ Daniel B. Silvers
Name: Daniel B. Silvers
Title: Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints A. Lorne Weil and Daniel B. Silvers and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ A. Lorne Weil
A. Lorne Weil	Executive Chairman	March 9, 2018

/s/ Daniel B. Silvers
Daniel B. Silvers	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2018

/s/ George Peng
George Peng	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 9, 2018

/s/ Marc J. Falcone
Marc J. Falcone	Director	March 9, 2018

/s/ Steven M. Rittvo
Steven M. Rittvo	Director	March 9, 2018

/s/ David L. Weinstein
David L. Weinstein	Director	March 9, 2018

Exhibit Index

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Investment Management Trust Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.2	Registration Rights Agreement, dated December 1, 2017, among the Company and certain security holders (1)
10.3	Warrant Purchase Agreement, dated December 1, 2017, between the Company and certain security holders (1)
10.4	Administrative Services Agreement, dated December 1, 2017, between the Company and Hydra Management, LLC (1)
10.5	Expense Advancement Agreement, dated December 1, 2017, between the Company, HG Vora Special Opportunities Master Fund, Ltd., Hydra Management, LLC and Matthews Lane Capital Partners LLC (1)
10.6	Letter Agreement, dated December 1, 2017, among the Company, its officers, directors and security holders (1)
10.7	Contingent Forward Purchase Contract, dated December 1, 2017, between the Company and HG Vora Special Opportunities Master Fund, Ltd (1)
10.8	Form of Director and Officer Indemnity Agreement (2)
10.9	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and HG Vora Special Opportunities Master Fund, Ltd (2)
10.10	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Hydra Management, LLC (2)
10.11	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Matthews Lane Capital Partners LLC (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 5, 2017 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Form S-1 (File No.333-221330) initially filed on November 3, 2017 and incorporated by reference herein.