Form 10-Q
period 2018-03-31
Leisure Acquisition Corp.
filed 2018-05-03
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, there were 25,000,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEET

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,902,667	$2,090,074
Prepaid expenses	223,870	217,100
Total Current Assets	2,126,537	2,307,174

Cash and marketable securities held in Trust Account	200,747,032	200,119,137
Total Assets	$202,873,569	$202,426,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$72,041	$111,964
Accrued offering costs	8,640	40,640
Income tax payable	116,750	3,635
Total Current Liabilities	197,431	156,239

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,197,431	7,156,239

Commitments

Common stock subject to possible redemption, 19,010,039 shares and 19,015,680 shares at redemption value at March 31, 2018 ad December 31, 2017, respectively	190,676,137	190,270,071

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,989,961 shares and 6,734,320 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively (excluding 19,010,039 shares and 19,015,680 shares subject to possible redemption at March 31, 2018 and December 31, 2017, respectively)	599	673
Additional paid-in capital	4,624,529	5,030,521
Retained earnings/(Accumulated deficit)	374,873	(31,193)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,873,569	$202,426,311

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Operating costs	$170,134
Loss from operations	(170,134)

Other income (expense):
Interest income	691,167
Unrealized loss on securities held in Trust Account	(1,852)
Other income, net	689,315

Income before provision for income taxes	519,181
Provision for income taxes	(113,115)
Net income	$406,066

Weighted average shares outstanding, basic and diluted (1)	5,984,320

Basic and diluted net loss per common share (2)	$(0.02)

(1)	Excludes an aggregate of up to 19,010,039 shares subject to redemption at March 31, 2018.
(2)	Net loss per common share - basic and diluted excludes interest income attributable to common stock subject to redemption of $520,835 for the three months ended March 31, 2018 (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$406,066
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(691,167)
Unrealized loss on marketable securities held in Trust Account	1,852
Changes in operating assets and liabilities:
Prepaid expenses	(6,770)
Accounts payable and accrued expenses	(39,923)
Income taxes payable	113,115
Net cash used in operating activities	(216,827)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	61,420
Net cash provided by investing activities	61,420

Cash Flows from Financing Activities:
Payment of offering costs	(32,000)
Net cash provided by investing activities	(32,000)

Net Change in Cash	(187,407)
Cash – Beginning	2,090,074
Cash – Ending	$1,902,667

Non-Cash investing and financing activities:
Change in value of common stock subject to redemption	$406,066

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

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

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

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

Transaction costs amounted to $11,548,735, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees (see Note 6) and $548,735 of Initial Public Offering costs. In addition, at March 31, 2018, $1,902,667 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding deferred underwriting commissions and franchise and income taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. In addition, the Company’s Business Combination must be approved by HG Vora as a condition to the Contingent Forward Purchase Contract (as described in Note 6). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1941, as amended. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Notwithstanding the foregoing, the Company’s Second Amended and Restated Certificate of Incorporation provides that if the Company seeks stockholder approval, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 20% or more of the common stock sold in the Initial Public Offering.

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

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and December 31, 2017.

Cash and Marketable Securities held in Trust Account

At March 31, 2018 and December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills. During the three months ended March 31, 2018, the Company withdrew $61,420 of interest income from the Trust Account to pay franchise taxes.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at March 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 6,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31,
2018
Net income	$406,066
Less: Income attributable to common stock subject to redemption	(520,835)
Adjusted net loss	(114,769)

Weighted average shares outstanding, basic and diluted	5,984,320

Basic and diluted net loss per common share	$(0.02)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times may exceed the federal depository insurance coverage of $250,000. At March 31, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay the Hydra Sponsor, or its affiliates or assignees, a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2018, the Company incurred $30,000 in fees for these services, of which $1,500 is included in accounts payable and accrued expenses in the accompanying balance sheet.

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

MARCH 31, 2018

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2018 and December 31, 2017, there were 5,989,961 shares and 6,734,320 shares of common stock issued and outstanding, respectively (excluding 19,010,039 shares and 19,015,680 shares of common stock subject to possible redemption, respectively).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. If any such registration statement has not been declared effective by the 60 th business day following the closing of the Business Combination, holders of the Public Warrants shall have the right, during the period beginning on the 61 st business day after the closing of the Business Combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company shall fail to have maintained an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, to exercise such Public Warrants on a “cashless basis.” Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a Public Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

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

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2018

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$200,747,032	$200,119,137

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In April 2018, the Company withdrew $116,750 of interest earned on the Trust Account to pay income taxes.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report of Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on September 11, 2017 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering, the sale of the Private Placement Units under the Contingent Forward Purchase Contract, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering, described below and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2018, we had net income of $406,066, which consists of interest income on marketable securities held in the Trust Account of $691,167, offset by operating costs of $170,134, an unrealized loss on marketable securities held in our Trust Account of $1,852 and a provision for income taxes of $113,115.

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

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $200,000,000 was placed in the Trust Account and we had $2,464,836 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $11,548,735 in Initial Public Offering related costs, including $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $548,735 of other costs.

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $200,747,032 (including approximately $747,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account may be used by us to pay franchise and income taxes. Through March 31, 2018, we withdrew $61,420 of interest earned on the Trust Account to pay franchise taxes. In April 2018, we withdrew an additional $116,750 of interest earned on the Trust Account to pay income taxes.

For the three months ended March 31, 2018, cash used in operating activities was $216,827, consisting primarily of interest earned on cash and marketable securities held in the Trust Account and not available for operations of $691,167, offset by net income of $406,066 and an unrealized loss on marketable securities held in our Trust Account of $1,852. Changes in operating assets and liabilities provided $66,422 of cash from operating activities.

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

As of March 31, 2018, we had cash of $1,902,667 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, we invested the funds held in the Trust Account in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

LEISURE ACQUISITION CORP.

Date: May 3, 2018		/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2018		/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)