Form 10-Q
period 2018-06-30
Leisure Acquisition Corp.
filed 2018-08-01
CIK 1716947

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, there were 25,000,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,722,360	$2,090,074
Prepaid expenses	172,500	217,100
Total Current Assets	1,894,860	2,307,174

Marketable securities held in Trust Account	201,331,632	200,119,137
Total Assets	$203,226,492	$202,426,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$126,604	$111,964
Accrued offering costs	8,640	40,640
Income tax payable	—	3,635
Total Current Liabilities	135,244	156,239

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,135,244	7,156,239

Commitments

Common stock subject to possible redemption, 18,989,851 shares and 19,015,680 shares at redemption value at June 30, 2018 and December 31, 2017, respectively	191,091,247	190,270,071

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,010,149 shares and 6,734,320 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively (excluding 18,989,851 shares and 19,015,680 shares subject to possible redemption at June 30, 2018 and December 31, 2017, respectively)	601	673
Additional paid-in capital	4,209,417	5,030,521
Retained earnings/(Accumulated deficit)	789,983	(31,193)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,226,492	$202,426,311

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Operating costs	$311,538	$481,672
Loss from operations	(311,538)	(481,672)

Other income (expense):
Interest income	855,071	1,546,238
Unrealized gain (loss) on marketable securities held in Trust Account	1,363	(489)
Other income, net	856,434	1,545,749

Income before provision for income taxes	544,896	1,064,077
Provision for income taxes	(129,786)	(242,901)
Net income	$415,110	$821,176

Weighted average shares outstanding, basic and diluted (1)	5,989,961	5,987,156

Basic and diluted net loss per common share (2)	$(0.05)	$(0.10)

(1)	Excludes an aggregate of up to 18,989,851 shares subject to redemption at June 30, 2018.
(2)	Net loss per common share - basic and diluted excludes interest income attributable to common stock subject to redemption of $741,542 and $1,396,047 for the three and six months ended June 30, 2018, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

 CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

Cash Flows from Operating Activities:
Net income	$821,176
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,546,238)
Unrealized loss on marketable securities held in Trust Account	489
Changes in operating assets and liabilities:
Prepaid expenses	44,600
Accounts payable and accrued expenses	14,640
Income taxes payable	(3,635)
Net cash used in operating activities	(668,968)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	333,254
Net cash provided by investing activities	333,254

Cash Flows from Financing Activities:
Payment of offering costs	(32,000)
Net cash used in financing activities	(32,000)

Net Change in Cash	(367,714)
Cash – Beginning	2,090,074
Cash – Ending	$1,722,360

Non-Cash investing and financing activities:
Change in value of common stock subject to redemption	$821,176

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Marketable Securities held in Trust Account

At June 30, 2018 and December 31, 2017, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the six months ended June 30, 2018, the Company withdrew $333,254 of interest income from the Trust Account to pay franchise and income taxes.

Net loss per common share

The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at June 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 16,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Reconciliation of Net Loss per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net income	$415,110	$821,176
Less: Income attributable to common stock subject to redemption	(741,542)	(1,396,047)
Adjusted net loss	(326,432)	(574,871)

Weighted average shares outstanding, basic and diluted	5,989,961	5,987,156

Basic and diluted net loss per common share	$(0.05)	$(0.10)

3. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay the Hydra Sponsor, or its affiliates or assignees, a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $3,000 is included in accounts payable and accrued expenses in the accompanying balance sheet.

4. COMMITMENTS

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

Underwriters Agreement

The underwriters of the Company’s initial public offering (the Initial Public Offering”) are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $7,000,000. Up to $0.05 per Unit (or up to $1,000,000) of the deferred fee may be paid to third parties (who are members of FINRA) that assist the Company in consummating its initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

5. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2018 and December 31, 2017, there were 6,010,149 shares and 6,734,320 shares of common stock issued and outstanding, respectively (excluding 18,989,851 shares and 19,015,680 shares of common stock subject to possible redemption, respectively).

6. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$201,331,632	$200,119,137

7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our only activities from inception to June 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2018, we had net income of $415,110, which consists of interest income on marketable securities held in the Trust Account of $855,071 and an unrealized gain on marketable securities held in our Trust Account of $1,363, offset by operating costs of $311,538 and a provision for income taxes of $129,786.

For the six months ended June 30, 2018, we had net income of $821,176, which consists of interest income on marketable securities held in the Trust Account of $1,546,238, offset by operating costs of $481,672, an unrealized loss on marketable securities held in our Trust Account of $489 and a provision for income taxes of $242,901.

Liquidity and Capital Resources

As of June 30, 2018, we had marketable securities held in the Trust Account of $201,331,632 (including approximately $1,332,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account may be used by us to pay franchise and income taxes. Through June 30, 2018, we withdrew $333,254 of interest earned on the Trust Account to pay franchise and income taxes.

For the six months ended June 30, 2018, cash used in operating activities was $668,968. Net income of $821,176 was mainly offset by interest earned on marketable securities held in the Trust Account and not available for operations of $1,546,238 and an unrealized loss on marketable securities held in our Trust Account of $489. Changes in operating assets and liabilities provided $55,605 of cash from operating activities.

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

As of June 30, 2018, we had cash of $1,722,360 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

LEISURE ACQUISITION CORP.

Date: August 1, 2018		/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2018		/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)