Form 10-Q
period 2018-09-30
Leisure Acquisition Corp.
filed 2018-11-07
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 25,000,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	1

	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018 and for the Period from September 11, 2017 (inception) through September 30, 2017 (unaudited)	2

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and for the Period from September 11, 2017 (inception) through September 30, 2017 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Control and Procedures	11

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

SIGNATURES		13

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,754,266	$2,090,074
Prepaid expenses	128,750	217,100
Total Current Assets	1,883,016	2,307,174

Marketable securities held in Trust Account	202,145,033	200,119,137
Total Assets	$204,028,049	$202,426,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$350,173	$111,964
Accrued offering costs	8,640	40,640
Income tax payable	339	3,635
Total Current Liabilities	359,152	156,239

Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,359,152	7,156,239

Commitments

Common stock subject to possible redemption, 18,974,158 shares and 19,015,680 shares at redemption value at September 30, 2018 and December 31, 2017, respectively	191,668,896	190,270,071

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,025,842 shares and 6,734,320 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively (excluding 18,974,158 shares and 19,015,680 shares subject to possible redemption at September 30, 2018 and December 31, 2017, respectively)	603	673
Additional paid-in capital	3,631,766	5,030,521
Retained earnings/(Accumulated deficit)	1,367,632	(31,193)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,028,049	$202,426,311

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	For the Period from September 11, 2017 (inception) through September 30, 2017

Operating costs	$848,192	$1,329,864	$5,000
Reimbursement of due diligence expenses	(600,005)	(600,005)	$—
Loss from operations	(248,187)	(729,859)	(5,000)

Other income (expense):
Interest income	969,387	2,515,625	—
Unrealized loss on marketable securities held in Trust Account	(13,426)	(13,915)	—
Other income, net	955,961	2,501,710	—

Income (loss) before provision for income taxes	707,774	1,771,851	(5,000)
Provision for income taxes	(130,125)	(373,026)	—
Net income (loss)	$577,649	$1,398,825	$(5,000)

Weighted average shares outstanding, basic and diluted (1)	6,010,149	5,994,905	6,250,000

Basic and diluted net loss per common share (2)	$(0.05)	$(0.14)	$(0.00)

(1)	September 30, 2018 excludes an aggregate of 18,974,158 shares subject to possible redemption and September 30, 2017 excludes an aggregate of 937,500 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $870,808 and $2,265,679 for the three and nine months ended September 30, 2018, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	For the Period from September 11, 2017 (inception) through September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$1,398,825	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,515,625)	—
Unrealized loss on marketable securities held in Trust Account	13,915	—
Changes in operating assets and liabilities:
Prepaid expenses	88,350	—
Accounts payable and accrued expenses	238,209	—
Income taxes payable	(3,296)	—
Net cash used in operating activities	(779,622)	(5,000)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	475,814	—
Net cash provided by investing activities	475,814	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from promissory notes - related parties	—	375,000
Payment of offering costs	(32,000)	(55,000)
Net cash (used in) provided by financing activities	(32,000)	345,000

Net Change in Cash	(335,808)	340,000
Cash – Beginning	2,090,074	—
Cash – Ending	$1,754,266	$340,000

Supplementary cash flow information
Cash paid for income taxes	$376,322	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$190,270,071	—
Change in value of common stock subject to redemption	$1,398,825	$—
Deferred offering costs included in accrued offering costs	$—	$5,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

All activity through September 30, 2018 relates to the Company's formation, the Company's initial public offering of 20,000,000 units (the “Initial Public Offering”), the simultaneous sale of 6,825,000 warrants (the “Private Placement Warrants”) in a private placement to Hydra LAC, LLC, an affiliate of Hydra Management, LLC (the “Hydra Sponsor”), MLCP GLL Funding LLC, an affiliate of Matthews Lane Capital Partners, LLC (the “Matthews Lane Sponsor,” and, together with the Hydra Sponsor, the “Sponsors”), HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) and certain members of the Company's management team, and the Company's search for a target business with which to complete a Business Combination.

In September 2018, the Company received a $600,005 reimbursement for expenses that it incurred in connection with the due diligence of a potential business combination that did not materialize.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2017 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any future interim periods.

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

Marketable securities held in Trust Account

At September 30, 2018 and December 31, 2017, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2018, the Company withdrew $475,814 of interest income from the Trust Account to pay franchise and income taxes.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at September 30, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 16,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended Nine 30, 2018	Nine Months Ended Nine 30, 2018	For the Period from September 11, 2017 (inception) through September 30, 2017
Net income (loss)	$577,649	$1,398,825	$(5,000)
Less: Income attributable to common stock subject to redemption	(870,808)	(2,265,679)	—
Adjusted net loss	$(293,159)	$(866,854)	$(5,000)

Weighted average shares outstanding, basic and diluted	6,010,149	5,994,905	6,250,000

Basic and diluted net loss per common share	$(0.05)	$(0.14)	$(0.00)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay Hydra Management, LLC, or its affiliates or assignees, a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $90,000 in fees for these services, respectively, of which $4,500 is included in accounts payable and accrued expenses at September 30, 2018 in the accompanying condensed balance sheet.

4. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on December 1, 2017, the holders of the shares of common stock prior to the Initial Public Offering (the “Founder Shares”), Private Placement Warrants (and their underlying securities), Private Placement Units (and their underlying securities) (as defined below) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) are entitled to registration rights. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters of the Initial Public Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $7,000,000. Up to $0.05 per Unit (or up to $1,000,000) of the deferred fee may be paid to third parties (who are members of FINRA) that assist the Company in consummating its initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

5. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At September 30, 2018 and December 31, 2017, there were 6,025,842 shares and 6,734,320 shares of common stock issued and outstanding, respectively, excluding 18,974,158 shares and 19,015,680 shares of common stock subject to possible redemption, respectively.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account	1	$202,145,033	$200,119,137

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
(Unaudited)

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

Results of Operations

Our only activities from inception to September 30, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities. We will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2018, we had net income of $577,649, which consists of interest income on marketable securities held in the Trust Account of $969,387, offset by operating costs of $248,187, an unrealized loss on marketable securities held in our Trust Account of $13,426 and a provision for income taxes of $130,125. In addition, we received a $600,005 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not materialize.

For the nine months ended September 30, 2018, we had net income of $1,398,825, which consists of interest income on marketable securities held in the Trust Account of $2,515,625, offset by operating costs of $729,859, an unrealized loss on marketable securities held in our Trust Account of $13,915 and a provision for income taxes of $373,026. In addition, we received a $600,005 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not materialize.

For the period from September 11, 2017 (inception) through September 30, 2017, we had a net loss of $5,000, which consists of formation and operating costs.

Liquidity and Capital Resources

As of September 30, 2018, we had marketable securities held in the Trust Account of $202,145,033 (including approximately $2,145,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account may be used by us to pay franchise and income taxes. Through September 30, 2018, we withdrew $475,814 of interest earned on the Trust Account to pay franchise and income taxes.

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

As of September 30, 2018, we had cash of $1,754,266 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the nine months ended September 30, 2018, cash used in operating activities was $779,622. Net income of $1,398,825 was mainly offset by interest earned on marketable securities held in the Trust Account of $2,515,625 and an unrealized loss on marketable securities held in our Trust Account of $13,915. Changes in operating assets and liabilities provided $323,263 of cash from operating activities.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and December 31, 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

LEISURE ACQUISITION CORP.

Date: November 7, 2018		/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2018		/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)