Form 10-K
period 2018-12-31
Leisure Acquisition Corp.
filed 2019-03-11
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $184,100,000.

As of March 1, 2019, there were 25,000,000 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company” or “our company” are to Leisure Acquisition Corp.;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided, that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“Hydra sponsor” are to Hydra Management, LLC, a Delaware limited liability company, an affiliate of A. Lorne Weil, our Executive Chairman;

●	“Matthews Lane sponsor” are to Matthews Lane Capital Partners LLC, a Delaware limited liability company, an affiliate of Daniel B. Silvers, our Chief Executive Officer;

●	“sponsors” are to our Hydra sponsor and our Matthews Lane sponsor, collectively;

●	“strategic investor” or “HG Vora” is to HG Vora Special Opportunities Master Fund, Ltd., a Cayman Islands exempted company;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“founders shares” are to shares of our common stock initially purchased by our initial stockholders in a private placement prior to our initial public offering;

●	“private placement warrants” are to the warrants issued to certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering; and

●	“private placement units” are to the 6,250,000 of our units our strategic investor has agreed to purchase on substantially the same terms as the sale of units in our Initial Public Offering at $10.00 per unit, to occur concurrently with the consummation of our Business Combination.

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

On September 11, 2017, we issued an aggregate of 7,187,500 founder shares to our initial stockholders for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. In October 2017, our Hydra sponsor transferred 203,957 shares to certain of our officers and professionals. In October 2017, certain of our initial stockholders transferred 711,250 shares to our strategic investor, with 355,625 shares subject to return to such stockholders if certain specified market price levels for our common stock are exceeded following the closing of the Business Combination. In November 2017, our Hydra sponsor transferred an aggregate of 75,000 founder shares to our independent directors. On December 5, 2017, in connection with the completion of our Initial Public Offering, and on January 16, 2018, following the expiration of the underwriter’s over-allotment option, certain of our initial stockholders forfeited 1,437,500 and 750,000 shares, respectively. In each case, our initial stockholders forfeited such founder’s shares so as to maintain the ownership of our initial stockholders at 20% of our outstanding shares immediately following the consummation of our Initial Public Offering.

On December 1, 2017, the registration statement for our IPO was declared effective. On December 5, 2017 (the “IPO Closing Date”), we consummated our Initial Public Offering of 20,000,000 units (“Units”), with each unit consisting of one share of our common stock, and one-half (1/2) of one warrant, each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50. The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $200,000,000. Simultaneously with the consummation of the Initial Public Offering on December 5, 2017, we consummated a private placement of 6,825,000 Private Placement Warrants at a price of $1.00 per warrant to affiliates of our sponsors, our strategic investor and certain members of our management team (the “Concurrent Private Placement”), which generated gross proceeds of $6,825,000.

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

Our Units commenced trading on the Nasdaq Capital Market under the symbol “LACQU” on December 1, 2017. On December 26, 2017, we announced that the holders of our Units may elect to separately trade the Common Stock and Warrants included in the Units commencing on December 28, 2017 on the Nasdaq Capital Market under the symbols “LACQ” and “LACQW,” respectively. Those Units not separated continued to trade under the symbol “LACQU.”

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company in the leisure sector that complements the experience of our management team and can benefit from its operational expertise. After our Business Combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk adjusted returns for our stockholders. We will leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the leisure sector could effect a positive transformation or augmentation of existing businesses to improve their overall value.

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

In addition to the above, our executive officers, including our Executive Chairman and our Chief Executive Officer, have certain duties to Inspired Entertainment, Inc. (“Inspired”), a global gaming technology company, including but not limited to fiduciary and/or contractual duties. As a result, our executive officers will have certain duties to offer acquisition opportunities to Inspired before we can pursue such opportunities. However, we do not expect these duties to present a significant conflict of interest with our search for a Business Combination. In addition, our executive officers are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our executive officers have time and attention requirements with respect to their duties to Inspired.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a Business Combination in the amount of approximately $195,916,000 as of December 31, 2018, assuming no redemptions and after payment of $7,000,000 of deferred underwriting fees, and in addition to the proceeds from the $62,500,000 contingent forward purchase contract to purchase 6,250,000 units by our strategic investor, in each case before fees and expenses associated with our Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Effecting our Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using cash held in the Trust Account from the proceeds of our Initial Public Offering, from the Concurrent Private Placement, and, in the event that our strategic investor consents to our Business Combination, from the $62,500,000 in proceeds from the contingent forward purchase contract with our strategic investor to purchase 6,250,000 units. We may also use our capital stock, debt or a combination of these as the consideration to be paid in our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus dated December 1, 2017 relating to our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. Target businesses may also be brought to our attention by professional firms or other individuals that specialize in business acquisitions. We may pay a finder’s fee, consulting fee or other compensation under an engagement determined in an arm’s length negotiation. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account upon the completion of the Business Combination. In addition, we may pay our sponsors or strategic investor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our Business Combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing our Business Combination with a target that is affiliated with our sponsors, strategic investor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsors, strategic investor, officers or directors. In the event we seek to complete our Business Combination with a target that is affiliated with our sponsors, strategic investor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,658,398 of proceeds held outside the Trust Account (as of December 31, 2018), the $1,000,000 in loans committed by our sponsors and strategic investor in the aggregate, or provided through additional loans from our sponsors and strategic investor, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2018, we have access to up to approximately $1.7 million from the proceeds of our Initial Public Offering and the Concurrent Private Placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $75,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Periodic Reporting and Financial Information

Our Units, Common Stock and Warrants are registered under the Exchange Act and as a result we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge through the Investors link on our website at www.leisureacq.com and on the SEC’s website at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the website URLs are intended to be inactive textual references only.

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

We are required to evaluate our internal control procedures beginning with the fiscal year ended December 31, 2018 as required by the Sarbanes-Oxley Act. As long as we maintain our status as an “emerging growth company,” we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. A target company’s ability to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until completing a Business Combination. Because we have no operating history and have no operating results, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We may be unable to complete a Business Combination. If we fail to complete a Business Combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in our Business Combination. Therefore, if the structure of our Business Combination involved the issuance of more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our public shares do not approve of the Business Combination we complete. Please refer to “Item 1. Business – Stockholders May Not Have the Ability to Approve Our Business Combination” for additional information.

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

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 round-lot holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the public shares sold in the IPO, which we refer to as the “Excess Shares.” However, this does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. The inability to redeem the Excess Shares will reduce a stockholder’s influence over our ability to complete our Business Combination and could result in a stockholder suffering a material loss on investment if the stockholder sells Excess Shares in open market transactions. Additionally, redemption distributions will not be made with respect to the Excess Shares if we complete our Business Combination. As a result, such stockholder would continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell such stock in open market transactions, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the Concurrent Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of common stock which our public stockholders redeem in connection with our Business Combination, target companies will be aware that this may reduce the resources available to us for our Business Combination. This may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

As of December 31, 2018, we have $1,658,398 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least 24 months after our Initial Public Offering (i.e., December 5, 2019) assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

If the funds available to us outside the Trust Account are not sufficient to fund our working capital requirements, we may be required to borrow funds from our sponsors, management team, strategic investor or other third parties to operate or may be forced to liquidate. Other than working capital loans of up to $1,000,000, none of our sponsors or strategic investor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such loans and advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our sponsors or strategic investor or an affiliate of our sponsors or strategic investor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2018, there were 48,800,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. As of December 31, 2018, there were no shares of preferred stock issued and outstanding. These amounts assume the issuance of 6,250,000 units issuable pursuant to our strategic investor’s contingent forward purchase contract.

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

Our initial stockholders hold in the aggregate 5,000,000 founder shares, representing 20.0% of the total outstanding shares upon completion of our Initial Public Offering. The founder shares will be worthless if we do not complete our Business Combination. In addition, affiliates of our Hydra Sponsor and Matthews Lane Sponsor, our strategic investor and certain members of management hold an aggregate of 6,825,000 private placement warrants that will also be worthless if we do not complete a Business Combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed Business Combination. In addition, we may obtain loans from our sponsors, strategic investor, affiliates of our sponsors or strategic investor or an officer or director, and we may pay our sponsors, strategic investor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and consummating a Business Combination.

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

As of December 31, 2018, the net proceeds from our Initial Public Offering and the Concurrent Private Placement provided us with approximately $195,916,000 that we may use to complete our Business Combination and pay related fees and expenses (excluding $7,000,000 of the underwriter’s deferred discount being held in the Trust Account).

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

Currently, our initial stockholders own founder shares representing approximately 20% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Our strategic investor purchased an additional 1,000,000 public units in our Initial Public Offering. In addition, because of their ownership position, our initial stockholders will continue to have considerable influence on elections for our boards of directors and will continue to exert control at least until the completion of our Business Combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2018. As long as we maintain our status as an “emerging growth company,” we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 250 West 57th Street, Suite 2223, New York, NY 10107. The cost for this space is included in the up to $10,000 per month fee that we agreed to pay the Hydra sponsor, for office space, utilities and general office, receptionist and secretarial and administrative support, following our initial public offering. We consider our current office space adequate for our current operations.

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

Holders

On March 1, 2019, there was 1 holder of record of our units, 17 holders of record of our shares of common stock and 7 holders of record of our warrants. This number does not include beneficial owners whose units, shares and/or warrants were held in street name (e.g., all of the public shares). The actual number of holders of our units, common stock and warrants is greater than this number of record holders and includes holders who are beneficial owners, but whose securities are held in street name by brokers or held by other nominees. This number of holders of record also does not include holders whose securities may be held in trust by other entities.

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

Not required for smaller reporting companies.

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

Overview

We are a blank check company incorporated on September 11, 2017 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering, the sale of the Private Placement Units under the Contingent Forward Purchase Contract, if any, our capital stock, debt or a combination of cash, stock and debt.

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

Results of Operations

Our only activities from inception to December 31, 2018 were organizational activities and those necessary to prepare for the Initial Public Offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2018, we had net income of $2,122,033, which consists of interest income on marketable securities held in the Trust Account of $3,626,792 and an unrealized gain on marketable securities held in our Trust Account of $8,397, offset by operating costs of $1,559,245, and a provision for income taxes of $553,916. In addition, we received a $600,005 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not materialize.

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

As of December 31, 2018, we had marketable securities held in the Trust Account of $202,915,739 (including approximately $2,916,000 of interest income and unrealized gains) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will used by us to pay franchise and income taxes. Through December 31, 2018, we withdrew $838,587 of interest earned on the Trust Account to pay franchise and income taxes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and interest income that is used to pay franchise and income taxes) to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2018, we had cash of $1,658,398 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the year ended December 31, 2018, cash used in operating activities was $1,238,263. Net income of $2,122,033 was offset by interest earned on marketable securities held in the Trust Account of $3,626,792, an unrealized gain on marketable securities held in our Trust Account of $8,397 and a deferred tax provision of $1,764. Changes in operating assets and liabilities provided $273,129 of cash from operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Hydra sponsor, an affiliate of our Matthews Lane sponsor and HG Vora (the “Funding Parties’) have committed an aggregate of $1,000,000, in accordance with the unsecured promissory notes we will issue to the Funding Parties, pursuant to the expense advance agreement between us and the Funding Parties, to be provided to us and from which we may draw down from time to time in the event that funds held outside of the trust are insufficient to fund our expenses after the Initial Public Offering and prior to our Business Combination (including investigating and selecting a target business and other working capital requirements) and the Funding Parties may, but are not obligated to, loan us additional funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2018, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2018, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Hydra sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on December 1, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($4,000,000) was paid at the closing of the Initial Public Offering, and 3.5% ($7,000,000) was deferred. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred discount.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policy:

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, the common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Financial statements and other information is included in Part IV, Item 15 of this Annual Report on Form 10-K (see Index to the Financial Statements on page 59).

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended December 31, 2018
Operating Expenses
Operating costs	$170,134	$311,538	$848,192	$229,381	$1,559,245
Loss from operations	(170,134)	(311,538)	(248,187)	(229,381)	(959,240)
Other Income:
Interest income	691,167	855,071	969,387	1,111,167	3,626,792
Unrealized gain (loss)	(1,852)	1,363	(13,426)	22,312	8,397
Provision for income taxes	(113,115)	(129,786)	(130,125)	(180,890)	(553,916)
Net Income	$406,066	$415,110	$577,649	$723,208	$2,122,033

Loss per common share: Basic and diluted	$(0.02)	$(0.05)	$(0.05)	$(0.08)	$(0.22)

Weighted average number of common shares outstanding: Basic and diluted	5,984,320	5,989,961	6,010,149	6,025,842	6,002,703

	2017
	First Quarter	Second Quarter	For the Period from September 11, 2017 (inception) through September 30, 2017	Fourth Quarter	For the Period from September 11, 2017 (inception) through December 31, 2017
Operating Expenses
Operating costs	$—	$—	$5,000	$141,695	$146,695
Loss from operations	—	—	(5,000)	(141,695)	(146,695)
Other Income:
Unrealized loss	—	—	—	(38,251)	(38,251)
Interest income	—	—	—	157,388	157,388
Provision for income taxes	—	—	—	(3,635)	(3,635)
Net Loss	$—	$—	$(5,000)	$(26,193)	$(31,193)

Loss per common share: Basic and diluted	$—	$—	$(0.00)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding: Basic and diluted	—	—	6,250,000	4,404,675	6,184,506

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers as of the date of this Report are as follows:

Name	Age *	Position
A. Lorne Weil	73	Executive Chairman
Daniel B. Silvers	42	Chief Executive Officer and Director
Marc J. Falcone	45	Director
Steven M. Rittvo	69	Director
David L. Weinstein	52	Director
George Peng	48	Chief Financial Officer, Treasurer and Secretary
Eric Carrera	29	Senior Vice President — Finance and Business Development

* As of March 1, 2019.

A. Lorne Weil has served as our Executive Chairman since our formation in September 2017 and has been a principal of Hydra Management, an investment vehicle formed by Mr. Weil, since September 2014. Mr. Weil serves as Executive Chairman of Inspired Entertainment, Inc., a position he has held since December 2016. Previously, Mr. Weil served as Chairman and CEO of Inspired’s predecessor, Hydra Industries Acquisition Corp., since October 2014. Mr. Weil previously served as Chairman of the Board of Scientific Games Corporation (and its predecessor Autotote Corporation) from October 1991 to November 2013. Mr. Weil also served as the Chief Executive Officer of Scientific Games Corporation (and its predecessor Autotote Corporation) from 1992 to 2008 and from November 2010 to November 2013 (Mr. Weil had retired in 2008) and as the President from August 1997 to June 2005. Under Mr. Weil’s stewardship, the company made a number of significant acquisitions and joint ventures, including the privatization of the off-track betting operations of the State of Connecticut, and the acquisitions of Scientific Games Holdings Corp., IGT Online Entertainment Systems, Global Draw and WMS Industries, and the privatization of the Illinois, New Jersey and Italian lotteries. Prior to joining Scientific Games, Mr. Weil was President of Lorne Weil, Inc., a firm he founded which provided strategic planning and corporate development services to technology-based industries, a role he maintained from 1979 to November 1992. From 1974 to 1979, Mr. Weil was Vice President — Corporate Development at General Instrument Corporation. From 1970 to 1974, Mr. Weil was a manager with the Boston Consulting Group. Mr. Weil received his undergraduate degree from the University of Toronto, an M.S. degree from the London School of Economics and an M.B.A. from Columbia University, where he served for more than 10 years on the Board of Overseers. From 2011 to 2013, Mr. Weil was a director of Avantair Inc. In 2012, Mr. Weil was the sponsor and Chairman of the Board of Andina Acquisition Corp., a Nasdaq-listed blank check company, and currently serves as the Non-Executive Chairman of the Board of the successor entity, Tecnoglass Inc.

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

Daniel B. Silvers has served as Chief Executive Officer and a Director of the Company since our formation in September 2017. Additionally, he has served as Managing Member of Matthews Lane Capital Partners LLC, an investment firm, since June 2015 and also has served as Executive Vice President and Chief Strategy Officer of Inspired Entertainment, Inc., a company involved in the gaming equipment supplier industry, since December 2016. At Inspired, Mr. Silvers is also a member of the Office of the Executive Chairman.  He is the former President of Spring Owl Asset Management LLC, an investment management firm, a position he held from March 2009 to June 2015 (including predecessor entities). From April 2009 to October 2010, Mr. Silvers also served as President of Western Liberty Bancorp, an acquisition oriented holding company that acquired and recapitalized a community bank in Las Vegas, Nevada. Mr. Silvers joined a predecessor of Spring Owl from Fortress Investment Group, a leading global alternative asset manager, where he worked from 2005 to 2009. At Fortress, Mr. Silvers’ primary focus was to originate and oversee due diligence on and asset management for real estate and gaming investments in Fortress’ Drawbridge Special Opportunities Fund. Prior to joining Fortress, Mr. Silvers was a senior member of the real estate, gaming and lodging investment banking group at Bear, Stearns & Co., Inc. Mr. Silvers serves as a director of Avid Technology, Inc., a global media technology provider. Mr. Silvers previously served on the board of directors of Forestar Group, Inc., International Game Technology, bwin party digital entertainment plc, Universal Health Services, Inc., PICO Holdings, Inc., Ashford Hospitality Prime, Inc. and India Hospitality Corp. Mr. Silvers holds a B.S. in Economics, as well as an M.B.A with a concentration in Finance, from The Wharton School of the University of Pennsylvania.

We believe Mr. Silvers is well-qualified to serve as a member of our board of directors due to his extensive experience in corporate finance, capital allocation, capital markets and public company governance.

Marc J. Falcone has served as a member of our board of directors since December 1, 2017. Mr. Falcone is principal of MF Ventures LLC, a firm that invests in companies involved in the hospitality, gaming and leisure industries. Mr. Falcone served as Executive Vice President, Chief Financial Officer and Treasurer of Red Rock Resorts, Inc. from October 2015 until May 2017 and as Executive Vice President and Chief Financial Officer of Station Casinos LLC from June 2011 until May 2017. Mr. Falcone served as Treasurer of Station Casinos LLC since January 2013 until May 2017. Mr. Falcone also served as Chief Financial Officer of Fertitta Entertainment LLC from October 2010 through May 2016. From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs & Co. where he focused on restructuring transactions in the hospitality and gaming sectors under that firm’s Whitehall division. From May 2006 to June 2008, Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries. From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry’s top analysts. Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear, Stearns & Co. Inc., covering the gaming, lodging and leisure industries. Mr. Falcone holds a bachelor’s degree in Real Estate Finance and Hotel Administration from Cornell University.

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

David L. Weinstein has served as a member of our board of directors since December 1, 2017. Mr. Weinstein is a partner at Belvedere Capital, a real estate investment firm based in New York, and is primarily focused on Belvedere’ s investment in Industry City, a six million square foot redevelopment project in Sunset Park, Brooklyn. Mr. Weinstein was previously a partner at Belvedere Capital from September 2008 until October 2013. From February 2015 until August 2016, Mr. Weinstein was a member of the board of directors of Forestar Group, Inc. Mr. Weinstein previously served as President and Chief Executive Officer of MPG Office Trust, Inc., a publicly traded office REIT, from November 2010 until the sale of the Company in October 2013. He was a member of the board of directors of MPG Office Trust, Inc. from August 2008 until October 2013. From April 2007 until August 2008, Mr. Weinstein was a Managing Director of Westbridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein worked at Goldman, Sachs & Co. in New York, first as a Vice President in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then, from 2004, as a Vice President in the Special Situations Group (focused on real estate debt investments). Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School of the University of Pennsylvania and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association.

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

Eric Carrera has served as our Senior Vice President of Finance and Business Development since September 2017. Additionally, Mr. Carrera has served as the Senior Associate of Hydra Management, LLC, an investment vehicle of Mr. Weil, since June 2015 and as Manager of Finance/M&A of Inspired Entertainment, Inc. since January 2017. Mr. Carrera was Senior Vice President at Andina Acquisition Corp. II, a special-purpose acquisition corporation, from November 2015 to March 2018 when it successfully completed its business combination with Lazydays R.V. Center, Inc., a premier RV dealership destination. From June 2011 to February 2015, Mr. Carrera was an international business development associate with Scientific Games Corporation, a supplier of technology-based products, systems and services to gaming markets worldwide. From September 2011 to December 2013, Mr. Carrera acted as an advisor to Andina Acquisition Corp. and was a member of the team that successfully completed a business transaction with Tecnoglass S.A., a Colombian manufacturer of glass and windows. Mr. Carrera received a B.S. from Boston University School of Management and is also a CFA Charter holder.

Number and Terms of Office of Officers and Directors

Our Board is presently comprised of five (5) members and is divided into three separate classes of directors. One class of directors is normally elected at each annual meeting of stockholders for a term of three (3) years. Mr. Falcone, our Class I director, was elected at our first annual meeting of stockholders in 2018 for a three-year term expiring at our 2021 annual meeting of stockholders. The terms of our Class II directors, consisting of Steven M. Rittvo and David L. Weinstein, will expire at our 2019 annual meeting of stockholders, and the terms of our Class III directors, consisting of A. Lorne Weil and Daniel B. Silvers, will expire at our 2020 annual meeting of stockholders.

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

Committees of the Board of Directors

Our Board has two standing committees: an audit committee and a compensation committee. Our committees are comprised solely of independent directors.

Audit Committee

The members of our audit committee are Messrs. Falcone, Rittvo and Weinstein. Mr. Falcone currently serves as Chairman of the audit committee. All members of the audit committee qualify as independent directors under applicable rules and regulations of the SEC and Nasdaq.

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

Compensation Committee

The members of our compensation committee are Messrs. Falcone, Rittvo and Weinstein. Mr. Weinstein currently serves as Chairman of the compensation committee. All members of the compensation committee qualify as independent directors under applicable rules and regulations of the SEC and Nasdaq.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving the corporate goals and objectives relevant to the compensation of the Chief Executive Officer, evaluating the performance of the Chief Executive Officer in light of such goals and objectives and determining and approving the compensation of the Chief Executive Officer;

●	reviewing and approving the compensation of the other executive officers;

●	reviewing executive compensation policies and plans;

●	administering equity-based compensation plans;

●	reviewing and approving the terms of employment agreements, severance agreements and similar arrangements for executive officers;

●	producing a report on executive compensation to be included in the annual proxy statement in accordance with applicable rules and regulations of the SEC in effect from time to time; and

●	reviewing, modifying and approving (or, as it deems appropriate, recommending to the board for determination and approval) the compensation for non-employee directors.

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

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws. Stockholder recommendations should be submitted in writing to: Leisure Acquisition Corp., 250 West 57th Street, Suite 2223, New York, New York 10107, Attention: Secretary.

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

Based on a review of the copies of the reports that were filed by such persons and the written representations that were furnished that no other reports were required, we believe all Section 16(a) filing requirements applicable to such persons were complied with during the fiscal year ended December 31, 2018.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, executive officers and employees that complies with the rules and regulations of the Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. We have previously filed copies of our form Code of Ethics, our form of Audit Committee Charter and our form of Compensation Committee Charter as exhibits to our registration statement in connection with our Initial Public Offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. Copies of our Code of Ethics and our audit committee and compensation committee charters are available, without charge, on our website at www.leisureacq.com or upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

In addition, our sponsors, officers, directors and director nominees have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination within 24 months after the closing of our Initial Public Offering. Our management team is not currently involved in any other blank check offering.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
A. Lorne Weil	Hydra Management	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Executive Chairman
	Tecnoglass	Manufacturer of glass products for use in high end commercial real estate construction	Non-Executive Chairman
Daniel B. Silvers	Matthews Lane Capital Partners	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Chief Strategy Officer
	Avid Technology, Inc.	Global Media Technology Provider	Director
George Peng	Hydra Management	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Vice President Finance
Eric Carrera	Hydra Management	Investment Vehicle	Senior Associate
	Inspired Entertainment	Gaming Technology	Manager, Finance & M&A
Marc J. Falcone	MF Ventures LL	Investment Vehicle	Principal
Steven M. Rittvo	Innovation Project Development	Development Management Services	Chairman and Chief Executive Officer
David L. Weinstein	Belvedere Capital	Real Estate Investment Firm	Partner

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

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our sponsors, strategic investor, officers or directors. In the event we seek to complete our Business Combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such a Business Combination is fair to our company from a financial point of view.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on December 1, 2017, we have agreed to pay our Hydra sponsor, or its affiliates or assignees, a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our Business Combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. In addition, to facilitate the Company’s business interests in identifying potential target businesses, we have reimbursed certain professional networking organization membership fees. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, strategic investor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 1, 2019 with respect to the beneficial ownership of our Common Stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our directors and executive officers that beneficially own shares of our Common Stock; and

●	all of our directors and executive officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Shares
Name and Address of Beneficial Owner (1)	Beneficially Owned	Percentage
A. Lorne Weil and affiliated entities (2)	1,134,742	4.5%
Daniel B. Silvers and affiliated entities (3)	1,128,370	4.5%
Marc J. Falcone	25,000	*
Steven M. Rittvo	25,000	*
David L. Weinstein	25,000	*
George Peng	87,014	*
Eric Carrera	54,701	*
All executive officers and directors as a group (seven individuals)	2,479,827	9.9%
Greater than 5% holders
HG Vora Special Opportunities Master Fund, Ltd. (4)	3,462,500	13.9%
Davidson Kempner Capital Management LP (5)	1,500,000	6.0%

*	Less than one percent.

(1)	This table is based on 25,000,000 shares of common stock outstanding as of March 1, 2019. Beneficial ownership is determined in accordance with the rules of the SEC which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. We believe that each person listed above has sole voting and investment power with respect to the shares listed except as described in the footnotes below and subject to applicable community property laws and similar laws. The Company’s warrants are not exercisable currently or within 60 days; accordingly, any such holdings of the persons listed are not reflected in this table. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Leisure Acquisition Corp., 250 West 57th Street, Suite 2223, New York, New York 10107
(2)	Represents 266,900 shares held of record by Mr. Weil and represents 867,842 shares held of record by Hydra LAC, LLC. Mr. Weil is the managing member of Hydra LAC, LLC. Mr. Weil expressly disclaims beneficial ownership of such shares as to which he does not have a pecuniary interest.
(3)	Represents 887,127 shares held of record by MLCP GLL Funding, LLC, of which Matthews Lane Capital Partners LLC is the manager, And represents 241,243 shares held of record by Matthews Lane Capital Partners LLC. Mr. Silvers is the managing member of Matthews Lane Capital Partners LLC.
(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2019 on behalf of HG Vora Special Opportunities Master Fund, Ltd. and HG Vora Capital Management, LLC, its investment manager. The business address of these stockholders is 330 Madison Avenue, 20th Floor, New York, New York 10017.
(5)	According to a Schedule 13G filed with the SEC on December 11, 2017 on behalf of Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P., Davidson Kempner International Ltd., Davidson Kempner Capital Management LP, Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. Mr. Kempner and Mr. Brivio are responsible for the voting and investment decisions relating to the securities held by such reporting persons. The business address of these stockholders is 520 Madison Avenue, 30th Floor, New York, New York 10022.

The holders of the founder shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed Business Combination.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Issuance of Founder Shares

On September 11, 2017, we issued an aggregate of 7,187,500 founder shares to our sponsors, the strategic investor and certain members of management or their affiliates for an aggregate purchase price of $25,000 in cash, or approximately $0.003 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. In October 2017, our Hydra sponsor transferred 203,957 of its founder shares to certain of our officers and professionals. In October 2017, certain of our initial stockholders transferred 711,250 shares to our strategic investor, with 355,625 shares subject to return to such stockholders if the if certain specified market price levels for our common stock are exceeded following the closing of the Business Combination. In November 2017, Our Hydra sponsor transferred 25,000 founder shares to each of Messrs. Falcone, Rittvo and Weinstein, our independent directors. In December 2017, in connection with the completion of our Initial Public Offering, and on January 16, 2018, following the expiration of the underwriter’s over-allotment option, certain of our initial stockholders forfeited 1,437,500 and 750,000 shares, respectively. In each case, our initial stockholders forfeited such founder’s shares so as to maintain the ownership of our initial stockholders at 20% of our outstanding shares immediately following the consummation of our Initial Public Offering. The founder shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Private Placement Warrants

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

Contingent Forward Purchase Contract with Strategic Investor

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

Administrative Services Agreement

Commencing on December 1, 2017, we have agreed to pay our Hydra sponsor, or its affiliates or assignees, a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our Business Combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, strategic investor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on payments that may be made to our sponsors, strategic investor, officers, directors or any of their respective affiliates.

Promissory Notes

We entered into promissory notes with our sponsors whereby they agreed to loan us up to an aggregate of $400,000 to be used for a portion of the expenses of our Initial Public Offering. These loans, which were repaid on the IPO Closing Date, were non-interest bearing, unsecured and due at the earlier of June 30, 2018 or the IPO Closing Date.

Expense Advance Agreement

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

Potential Payments after the Business Combination

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

Registration Rights

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees paid or to be paid to Marcum LLP, or Marcum, for services rendered for 2017 and 2018.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 and for the period from September 11, 2017 (inception) through December 31, 2017 totaled $79,310 and $34,270, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $0 and $43,260 for consultations concerning financial accounting and reporting standards for the year ended December 31, 2018 and for the period from September 11, 2017 (inception) through December 31, 2017, respectively.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the years ended December 31, 2018 and 2017.

All Other Fees. We did not pay Marcum LLP for other services for the years ended December 31, 2018 and 2017.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	The financial statements listed in the Index to the Financial Statements on page 59.

(2)	No financial statement schedules have been filed as part of this Report because they are not applicable, not required or because the information is otherwise included in the Financial Statements or notes thereto.

(3)	Exhibits listed on page 75.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEISURE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Leisure Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Leisure Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from September 11, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from September 11, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March __, 2019

LEISURE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current Assets
Cash	$1,658,398	$2,090,074
Prepaid expenses	87,083	217,100
Income tax receivable	170,535	—
Total Current Assets	1,916,016	2,307,174

Cash and marketable securities held in Trust Account	202,915,739	200,119,137
Total Assets	$204,831,755	$202,426,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$429,246	$111,964
Accrued offering costs	8,640	40,640
Income tax payable	—	3,635
Total Current Liabilities	437,886	156,239

Deferred tax liability	1,764	—
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,439,650	7,156,239

Commitments
Common stock subject to possible redemption, 18,960,928 and 19,015,680 shares at redemption value at December 31, 2018 and 2017, respectively	192,392,104	190,270,071

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,039,072 and 6,734,320 shares issued and outstanding (excluding 18,960,928 and 19,015,680 shares subject to possible redemption, respectively)	604	673
Additional paid-in capital	2,908,557	5,030,521
Retained earnings (Accumulated deficit)	2,090,840	(31,193)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,831,755	$202,426,311

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2018	For the Period from September 11, 2017 (inception) Through December 31, 2017

Operating costs	$1,559,245	$146,695
Reimbursement of due diligence expenses	(600,005)	—
Loss from operations	(959,240)	(146,695)

Other income (expense):
Interest income	3,626,792	157,388
Unrealized gain (loss) on securities held in Trust Account	8,397	(38,251)
Other income, net	3,635,189	119,137

Income (loss) before provision for income taxes	2,675,949	(27,558)
Provision for income taxes	(553,916)	(3,635)
Net income (loss)	$2,122,033	$(31,193)

Weighted average shares outstanding, basic and diluted (1) (2)	6,002,703	6,184,506

Basic and diluted net loss per common share	$(0.22)	$(0.01)

(1)	Excludes an aggregate of 18,960,928 and 19,015,680 shares subject to possible redemption at December 31, 2018 and 2017, respectively. In addition, December 31, 2017, also excludes an aggregate of 750,000 shares held by the initial stockholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $3,464,722 and $51,421 for the year ended December 31, 2018 and for the period from September 11, 2017 (inception) through December 31, 2017, respectively (see Note 2).

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 11 2017 (inception)	—	$—	$—	$—	$—

Common stock issued to initial stockholders (“Founder Shares”)	7,187,500	719	24,281	—	25,000

Cancellation of Founder Shares	(1,437,500)	(144)	144	—	—

Sale of 20,000,000 Units, net of underwriters discount and offering costs	20,000,000	2,000	188,449,265	—	188,451,265

Sale of 6,825,000 Private Placement Warrants	—	—	6,825,000	—	6,825,000

Common stock subject to redemption	(19,015,680)	(1,902)	(190,268,169)	—	(190,270,071)

Net loss	—	—	—	(31,193)	(31,193)

Balance – December 31, 2017	6,734,320	673	5,030,521	(31,193)	5,000,001

Common stock subject to redemption	54,752	6	(2,122,039)	—	(2,122,033)

Forfeiture of Founder Shares	(750,000)	(75)	75	—	—

Net income	—	—	—	2,122,033	2,122,033

Balance – December 31, 2018	6,039,072	$604	$2,908,557	$2,090,840	$5,000,001

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from September 11, 2017 (inception) Through December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$2,122,033	$(31,193)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,626,792)	(157,388)
Unrealized (gain) loss on marketable securities held in Trust Account	(8,397)	38,251
Deferred income taxes	1,764	—
Changes in operating assets and liabilities:
Prepaid expenses	130,017	(217,100)
Income tax receivable	(170,535)	—
Accounts payable and accrued expenses	317,282	111,964
Income taxes payable	(3,635)	3,635
Net cash used in operating activities	(1,238,263)	(251,831)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(200,000,000)
Interest income released from Trust Account for franchise taxes and income taxes	838,587	—
Net cash used in investing activities	838,587	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	196,000,000
Proceeds from sale of Private Placement Warrants	—	6,825,000
Proceeds from promissory notes – related parties	—	375,000
Repayment of promissory notes – related parties	—	(375,000)
Payment of offering costs	(32,000)	(508,095)
Net cash (used in) provided by financing activities	(32,000)	202,341,905

Net Change in Cash	(431,676)	2,090,074
Cash – Beginning	2,090,074	—
Cash – Ending	$1,658,398	$2,090,074

Supplementary cash flow information:
Cash paid for income taxes	$726,322	$—

Non-Cash investing and financing activities:
Deferred underwriting fees	$—	$7,000,000
Initial classification of common stock subject to redemption	$—	$190,296,100
Change in value of common stock subject to redemption	$2,122,033	$(26,029)
Accrued offering costs charged to additional paid in capital	$—	$40,640

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

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

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation and its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

In September 2018, the Company received a $600,005 reimbursement for expenses that it incurred in connection with the due diligence of evaluating a potential Business Combination that did not materialize.

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

Transaction costs amounted to $11,548,735, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees (see Note 6) and $548,735 of Initial Public Offering costs. In addition, at December 31, 2018, $1,658,398 of cash was held outside of the Trust Account and is available for working capital purposes.

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

LEISURE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

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

LEISURE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and 2017.

Marketable Securities held in Trust Account

At December 31, 2018 and 2017, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2018, the Company withdrew $838,587 of interest income from the Trust Account to pay franchise and income taxes.

LEISURE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and 2017, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018 and 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at December 31, 2018 and 2017, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Weighted average shares at December 31, 2017 were also reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 16,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

LEISURE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,	For the Period from September 11, 2017 (inception) through December 31,
	2018	2017
Net income (loss)	$2,122,033	$(31,193)
Less: Income attributable to common stock subject to redemption	(3,464,722)	(51,421)
Adjusted net loss	(1,342,689)	(82,614)

Weighted average shares outstanding, basic and diluted	6,002,703	6,184,506

Basic and diluted net loss per common share	$(0.22)	$(0.01)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times may exceed the federal depository insurance coverage of $250,000. At December 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

LEISURE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay Hydra Management, LLC, or its affiliates or assignees, a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the year ended December 31, 2018 and for the period from September 11, 2017 (inception) through December 31, 2017, the Company incurred $120,000 and $9,500, respectively, in fees for these services. As of December 31, 2018 and 2017, $6,000 and $-0-, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

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

LEISURE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At December 31, 2018 and 2017, there were 6,039,072 and 6,734,320 shares of common stock issued and outstanding, respectively, excluding 18,960,928 and 19,015,680 shares of common stock subject to possible redemption, respectively.

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
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

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

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2018	December 31, 2017
Deferred tax asset
Unrealized loss (gain) on marketable securities	$—	$8,033
Total deferred tax asset	—	8,033

Deferred tax liability
Unrealized loss (gain) on marketable securities	$(1,764)	$—
Total deferred tax liability	(1,764)	—

Valuation allowance	—	(8,033)
Deferred tax (liability) asset, net of allowance	$(1,764)	$—

LEISURE ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

The income tax provision consists of the following:

	Year Ended December 31, 2018	For the period from September 11, 2017 (inception) through December 31, 2017
Federal
Current	$552,152	$3,635
Deferred	9,797	(8,033)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	(8,033)	8,033
Income tax provision	$553,916	$3,635

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2018, the change in the valuation allowance was $8,033.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2018 and 2017 is as follows:

	2018	2017
Statutory federal income tax rate	21.0%	(34.0)%
State taxes, net of federal tax benefit	0.0%	0.0%
Deferred tax rate change	0.0%	18.0%
Change in valuation allowance	(0.3)%	29.1%
Income tax provision	20.7%	13.1%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company's tax returns since inception remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

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
FOR THE PERIOD ENDED DECEMBER 31, 2018 and 2017

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	December 31, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$202,915,739	$200,119,137

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(3)	Exhibits.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.1	Investment Management Trust Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (1)
10.2	Registration Rights Agreement, dated December 1, 2017, among the Company and certain security holders (1)
10.3	Warrant Purchase Agreement, dated December 1, 2017, between the Company and certain security holders (1)
10.4	Administrative Services Agreement, dated December 1, 2017, between the Company and Hydra Management, LLC (1)
10.5	Expense Advancement Agreement, dated December 1, 2017, between the Company, HG Vora Special Opportunities Master Fund, Ltd., Hydra Management, LLC and Matthews Lane Capital Partners LLC (1)
10.6	Letter Agreement, dated December 1, 2017, among the Company, its officers, directors and security holders (1)
10.7	Contingent Forward Purchase Contract, dated December 1, 2017, between the Company and HG Vora Special Opportunities Master Fund, Ltd (1)
10.8	Form of Director and Officer Indemnity Agreement (2)
10.9	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and HG Vora Special Opportunities Master Fund, Ltd (2)
10.10	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Hydra Management, LLC (2)
10.11	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Matthews Lane Capital Partners LLC (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 5, 2017 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Form S-1 (File No.333-221330) initially filed on November 3, 2017 and incorporated by reference herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2019	LEISURE ACQUISITION CORP.

	By:	/s/ Daniel B. Silvers
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

Name	Position	Date

/s/ A. Lorne Weil
A. Lorne Weil	Executive Chairman	March 11, 2019

/s/ Daniel B. Silvers
Daniel B. Silvers	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019

/s/ George Peng
George Peng	Chief Financial Officer, Treasurer and Secretary ( Principal Financial and Accounting Officer )	March 11, 2019

/s/ Marc J. Falcone
Marc J. Falcone	Director	March 11, 2019

/s/ Steven M. Rittvo
Steven M. Rittvo	Director	March 11, 2019

/s/ David L. Weinstein
David L. Weinstein	Director	March 11, 2019