Form 10-K/A
period 2018-12-31
Leisure Acquisition Corp.
filed 2019-03-12
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Leisure Acquisition Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2019, to amend and restate Item 15 of the Form 10-K to correct the omission of the date at the bottom of the Report of Independent Registered Public Accounting Firm (the “Opinion”), in addition to certain typographical errors in the Opinion.

Other than the aforementioned corrections to the Opinion, no other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. This Amendment should be read in conjunction with the Form 10-K, as well as the Company’s other filings with the SEC.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	The financial statements listed in the Index to the Financial Statements on page 3.

(2)	No financial statement schedules have been filed as part of this Report because they are not applicable, not required or because the information is otherwise included in the Financial Statements or notes thereto.

(3)	Exhibits listed on page 19.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LEISURE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Leisure Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Leisure Acquisition Corp. (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018 and for the period from September 11, 2017 (inception) through December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended December 31, 2018 and for the period from September 11, 2017 (inception) through December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 11, 2019

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2019	LEISURE ACQUISITION CORP.

	By:	/s/ Daniel B. Silvers
Name: Daniel B. Silvers
Title: Chief Executive Officer