Form 10-Q
period 2019-03-31
Leisure Acquisition Corp.
filed 2019-05-07
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LACQ	The Nasdaq Stock Market LLC
Warrants to purchase one share of Common Stock	LACQW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Common Stock and one-half of one Warrant	LACQU	The Nasdaq Stock Market LLC

As of May 3, 2019, there were 25,000,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$1,506,596	$1,658,398
Prepaid expenses	104,583	87,083
Income tax receivable	—	170,535
Total Current Assets	1,611,179	1,916,016

Deferred tax asset	110	—
Cash and marketable securities held in Trust Account	203,943,978	202,915,739
Total Assets	$205,555,267	$204,831,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$341,554	$429,246
Accrued offering costs	—	8,640
Income tax payable	45,695	—
Total Current Liabilities	387,249	437,886

Deferred tax liability	—	1,764
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	7,387,249	7,439,650

Commitments

Common stock subject to possible redemption, 18,952,136 shares and 18,960,928 shares at redemption value at March 31, 2019 and December 31, 2018, respectively	193,168,017	192,392,104

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,047,864 shares and 6,039,072 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively (excluding 18,952,136 shares and 18,960,928 shares subject to possible redemption at March 31, 2019 and December 31, 2018, respectively)	605	604
Additional paid-in capital	2,132,643	2,908,557
Retained earnings	2,866,753	2,090,840
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,555,267	$204,831,755

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Operating costs	$189,174	$170,134
Loss from operations	(189,174)	(170,134)

Other income (expense):
Interest income	1,179,970	691,167
Unrealized loss on marketable securities held in Trust Account	(527)	(1,852)
Other income, net	1,179,443	689,315

Income before provision for income taxes	990,269	519,181
Provision for income taxes	(214,356)	(113,115)
Net income	$775,913	$406,066

Weighted average shares outstanding, basic and diluted (1)	6,039,072	5,984,320

Basic and diluted net loss per common share (2)	$(0.04)	$(0.02)

(1)	Excludes an aggregate of up to 18,952,136 and 19,010,039 shares subject to possible redemption at March 31, 2019 and 2018, respectively.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $1,026,960 and $520,835 for the three months ended March 31, 2019 and 2018, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in	Accumulated Deficit/ Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2018	6,734,320	$673	$5,030,521	$(31,193)	$5,000,001

Change in value of common stock subject to possible redemption	5,641	1	(406,067)	—	(406,066)

Forfeiture of Founder Shares	(750,000)	(75)	75	—	—

Net income	—	—	—	406,066	406,066

Balance – March 31, 2018 (unaudited)	5,989,961	$599	$4,624,529	$374,873	$5,000,001

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,039,072	$604	$2,908,557	$2,090,840	$5,000,001

Change in value of common stock subject to possible redemption	8,792	1	(775,914)	—	(775,913)

Net income	—	—	—	775,913	775,913

Balance – March 31, 2019 (unaudited)	6,047,864	$605	$2,132,643	$2,866,753	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$775,913	$406,066
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,179,970)	(691,167)
Unrealized loss on marketable securities held in Trust Account	527	1,852
Deferred income taxes	(1,874)	—
Changes in operating assets and liabilities:
Prepaid expenses	(17,500)	(6,770)
Income tax receivable	170,535	—
Accounts payable and accrued expenses	(87,692)	(39,923)
Income tax payable	45,695	113,115
Net cash used in operating activities	(294,366)	(216,827)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	151,204	61,420
Net cash provided by investing activities	151,204	61,420

Cash Flows from Financing Activities:
Payment of offering costs	(8,640)	(32,000)
Net cash used in financing activities	(8,640)	(32,000)

Net Change in Cash	(151,802)	(187,407)
Cash – Beginning	1,658,398	2,090,074
Cash – Ending	$1,506,596	$1,902,667

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$775,913	$406,066

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

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

All activity through March 31, 2019 relates to the Company's formation, the Company's initial public offering of 20,000,000 units (the “Initial Public Offering”), the simultaneous sale of 6,825,000 warrants (the “Private Placement Warrants”) in a private placement to Hydra LAC, LLC, an affiliate of Hydra Management, LLC (the “Hydra Sponsor”), MLCP GLL Funding LLC, an affiliate of Matthews Lane Capital Partners, LLC (the “Matthews Lane Sponsor,” and, together with the Hydra Sponsor, the “Sponsors”), HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) and certain members of the Company's management team, and the Company's search for a target business with which to complete a Business Combination.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2019, the Company had $1,506,596 in its operating bank accounts, $203,943,978 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of approximately $1,320,000, which excludes approximately $96,000 of franchise and income taxes payable that will be paid from interest earned on the Trust Account. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 5, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 11, 2019 and as amended on March 12, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the three months ended March 31, 2019, the Company withdrew $151,204 of interest income from the Trust Account to pay franchise taxes.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Common stock subject to possible redemption at March 31, 2019 and December 31, 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 16,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2019	2018
Net income	$775,913	$406,066
Less: Income attributable to common stock subject to redemption	(1,026,960)	(520,835)
Adjusted net loss	$(251,047)	$(114,769)

Weighted average shares outstanding, basic and diluted	6,039,072	5,984,320

Basic and diluted net loss per common share	$(0.04)	$(0.02)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay Hydra Management, LLC, or its affiliates or assignees, a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2019 and 2018, the Company incurred $30,000 in fees for these services. At March 31, 2019 and December 31, 2018, $7,500 and $6,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

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

5. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 6,047,864 and 6,039,072 shares of common stock issued and outstanding, respectively, excluding 18,952,136 and 18,960,928 shares of common stock subject to possible redemption, respectively.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$203,943,978	$202,915,739

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

We are incurring significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

Our only activities from inception to March 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2019, we had net income of $775,913, which consists of interest income on marketable securities held in the Trust Account of $1,179,970, offset by operating costs of $189,174, an unrealized loss on marketable securities held in our Trust Account of $527 and a provision for income taxes of $214,356.

For the three months ended March 31, 2018, we had net income of $406,066, which consists of interest income on marketable securities held in the Trust Account of $691,167, offset by operating costs of $170,134, an unrealized loss on marketable securities held in our Trust Account of $1,852 and a provision for income taxes of $113,115.

Liquidity and Capital Resources

As of March 31, 2019, we had marketable securities held in the Trust Account of $203,943,978 (including approximately $3,944,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through March 31, 2019, we withdrew $989,791 of interest earned on the Trust Account to pay franchise and income taxes.

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

As of March 31, 2019, we had cash of $1,506,596 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the three months ended March 31, 2019, cash used in operating activities was $294,366. Net income of $775,913 was impacted by interest earned on marketable securities held in the Trust Account of $1,179,970, an unrealized loss on marketable securities held in our Trust Account of $527 and a deferred tax provision of $1,874. Changes in operating assets and liabilities provided $111,038 of cash from operating activities.

For the three months ended March 31, 2018, cash used in operating activities was $216,827, consisting primarily of interest earned on cash and marketable securities held in the Trust Account of $691,167, offset by net income of $406,066 and an unrealized loss on marketable securities held in our Trust Account of $1,852. Changes in operating assets and liabilities provided $66,422 of cash from operating activities.

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

Off-balance sheet financing arrangements

As of March 31, 2019, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of March 31, 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Hydra sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on December 1, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net loss per common share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

LEISURE ACQUISITION CORP.

Date: May 6, 2019		/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2019		/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)