Form 10-Q
period 2019-09-30
Leisure Acquisition Corp.
filed 2019-11-07
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, there were 25,000,000 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$1,273,926	$1,658,398
Prepaid expenses	30,514	87,083
Income tax receivable	73,803	170,535
Total Current Assets	1,378,243	1,916,016

Cash and marketable securities held in Trust Account	205,832,491	202,915,739
Total Assets	$207,210,734	$204,831,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,125,171	$429,246
Accrued offering costs	—	8,640
Total Current Liabilities	1,125,171	437,886

Deferred tax liability	8,920	1,764
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	8,134,091	7,439,650

Commitments

Common stock subject to possible redemption, 18,860,476 shares and 18,960,928 shares at redemption value at September 30, 2019 and December 31, 2018, respectively	194,076,642	192,392,104

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,139,524 shares and 6,039,072 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively (excluding 18,860,476 shares and 18,960,928 shares subject to possible redemption at September 30, 2019 and December 31, 2018, respectively)	614	604
Additional paid-in capital	1,224,009	2,908,557
Retained earnings	3,775,378	2,090,840
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,210,734	$204,831,755

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Operating costs	$584,418	$848,192	$1,399,530	$1,329,864
Reimbursement of due diligence expenses	—	(600,005)	—	(600,005)
Loss from operations	(584,418)	(248,187)	(1,399,530)	(729,859)

Other income (expense):
Interest income	1,107,955	969,387	3,497,481	2,515,625
Unrealized (loss) gain on marketable securities held in Trust Account	(19,496)	(13,426)	42,475	(13,915)
Other income, net	1,088,459	955,961	3,539,956	2,501,710

Income before provision for income taxes	504,041	707,774	2,140,426	1,771,851
Provision for income taxes	(14,318)	(130,125)	(455,888)	(373,026)
Net income	$489,723	$577,649	$1,684,538	$1,398,825

Weighted average shares outstanding, basic and diluted (1)	6,100,218	6,010,149	6,062,609	5,994,905

Basic and diluted net loss per common share (2)	$(0.08)	$(0.05)	$(0.18)	$(0.14)

(1)	Excludes an aggregate of 18,860,476 and 18,974,158 shares subject to possible redemption at September 30, 2019 and 2018, respectively.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $965,765 and $870,808 for the three months ended September 30, 2019 and 2018, respectively, and $2,766,826 and $2,265,679 for the nine months ended September 30, 2019 and 2018, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common Stock		Additional Paid in	(Accumulated Deficit)/ Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2018	6,734,320	$673	$5,030,521	$(31,193)	$5,000,001

Change in value of common stock subject to possible redemption	5,641	1	(406,067)	—	(406,066)

Forfeiture of Founder Shares	(750,000)	(75)	75	—	—

Net income	—	—	—	406,066	406,066
Balance – March 31, 2018 (unaudited)	5,989,961	599	4,624,529	374,873	5,000,001

Change in value of common stock subject to possible redemption	20,188	2	(415,112)	—	(415,110)

Net income	—	—	—	415,110	415,110
Balance – June 30, 2018 (unaudited)	6,010,149	601	4,209,417	789,983	5,000,001

Change in value of common stock subject to possible redemption	15,693	2	(577,651)	—	(577,649)

Net income	—	—	—	577,649	577,649
Balance – September 30, 2018 (unaudited)	6,025,842	$603	$3,631,766	$1,367,632	$5,000,001

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,039,072	$604	$2,908,557	$2,090,840	$5,000,001

Change in value of common stock subject to possible redemption	8,792	1	(775,914)	—	(775,913)

Net income	—	—	—	775,913	775,913
Balance – March 31, 2019 (unaudited)	6,047,864	605	2,132,643	2,866,753	5,000,001

Change in value of common stock subject to possible redemption	52,354	5	(418,907)	—	(418,902)

Net income	—	—	—	418,902	418,902
Balance – June 30, 2019 (unaudited)	6,100,218	610	1,713,736	3,285,655	5,000,001

Change in value of common stock subject to possible redemption	39,306	4	(489,727)	—	(489,723)

Net income	—	—	—	489,723	489,723
Balance – September 30, 2019 (unaudited)	6,139,524	$614	$1,224,009	$3,775,378	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$1,684,538	$1,398,825
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,497,481)	(2,515,625)
Unrealized (gain) loss on marketable securities held in Trust Account	(42,475)	13,915
Deferred tax provision	7,156	—
Changes in operating assets and liabilities:
Prepaid expenses	56,569	88,350
Income tax receivable	96,732	—
Accounts payable and accrued expenses	695,925	238,209
Income tax payable	—	(3,296)
Net cash used in operating activities	(999,036)	(779,622)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	623,204	475,814
Net cash provided by investing activities	623,204	475,814

Cash Flows from Financing Activities:
Payment of offering costs	(8,640)	(32,000)
Net cash used in financing activities	(8,640)	(32,000)

Net Change in Cash	(384,472)	(335,808)
Cash – Beginning	1,658,398	2,090,074
Cash – Ending	$1,273,926	$1,754,266

Supplementary cash flow information:
Cash paid for income taxes	$352,000	$376,322

Non-Cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$190,270,071
Change in value of common stock subject to possible redemption	$1,684,538	$1,398,825

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

All activity through September 30, 2019 relates to the Company’s formation, the Company’s initial public offering of 20,000,000 units (the “Initial Public Offering”), the simultaneous sale of 6,825,000 warrants (the “Private Placement Warrants”) in a private placement to Hydra LAC, LLC, an affiliate of Hydra Management, LLC (the “Hydra Sponsor”), MLCP GLL Funding LLC, an affiliate of Matthews Lane Capital Partners, LLC (the “Matthews Lane Sponsor,” and, together with the Hydra Sponsor, the “Sponsors”), HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) and certain members of the Company’s management team, and the Company’s search for a target business with which to complete a Business Combination.

The Company has until December 5, 2019 to consummate a Business Combination. The Company has scheduled a special meeting of stockholders for November 26, 2019 (the “Special Meeting”), pursuant to which it will seek stockholder approval to, among other matters, amend the Company’s Second Amended and Restated Certificate of Incorporation to extend the period of time for which the Company is required to consummate a Business Combination from December 5, 2019 to April 5, 2020 (the “Extension”). There is no assurance that the Company’s stockholders will vote to approve the Extension. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate. The Company’s public stockholders will be able to elect to redeem their shares in connection with the Special Meeting and the Company has agreed to make certain cash contributions to the Trust Account for each public share that is not redeemed in connection with the Special Meeting subject to certain conditions (see Note 7).

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2019, the Company had $1,273,926 in its operating bank accounts, $205,832,491 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $209,269, which excludes $73,803 of prepaid income taxes and $30,000 of franchise and income taxes payable that will be paid from interest earned on the Trust Account.  The Company’s expense advancement agreement with its sponsors and strategic investor also provides the Company with the ability to drawdown an aggregate of up to $1,000,000 in loans to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or December 5, 2019, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated (see Note 7).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 11, 2019 and as amended on March 12, 2019, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(Unaudited)

Marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the nine months ended September 30, 2019, the Company withdrew $623,204 of interest income from the Trust Account to pay franchise and income taxes. During the year ended December 31, 2018, the Company withdrew $838,587 of interest income from the Trust Account to pay franchise and income taxes.

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 16,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$489,723	$577,649	$1,684,538	$1,398,825
Less: Income attributable to common stock subject to possible redemption	(965,765)	(870,808)	(2,766,826)	(2,265,679)
Adjusted net loss	$(476,042)	$(293,159)	$(1,082,288)	$(866,854)

Weighted average shares outstanding, basic and diluted	6,100,218	6,010,149	$6,062,609	$5,994,905

Basic and diluted net loss per common share	$(0.08)	$(0.05)	$(0.18)	$(0.14)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay Hydra Management, LLC, or its affiliates or assignees, a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2019 and 2018, the Company incurred $30,000 in fees for these services. For each of the nine months ended September 30, 2019 and 2018, the Company incurred $90,000 in fees for these services. At September 30, 2019 and December 31, 2018, $10,500 and $6,000 in administrative fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

Service Provider Agreement

From time to time the Company has entered into and may enter into agreements with various services providers and advisors, including investment banks, to help us identify targets, negotiate terms of potential Business Combinations, consummate a Business Combination and/or provide other services. In connection with these agreements, the Company may be required to pay such service providers and advisors fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

5. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On January 15, 2018, the underwriters’ election to exercise their over-allotment option expired unexercised and, as a result, 750,000 Founder Shares were forfeited. At September 30, 2019 and December 31, 2018, there were 6,139,524 and 6,039,072 shares of common stock issued and outstanding, respectively, excluding 18,860,476 and 18,960,928 shares of common stock subject to possible redemption, respectively.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$205,832,491	$202,915,739

7. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

As described in Note 1, the Company has scheduled the Special Meeting for November 26, 2019, pursuant to which it will seek stockholder approval to, among other matters, approve the Extension. In connection with the Special Meeting, the Company’s public stockholders will be able to elect to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Special Meeting, the Company will make a cash contribution (the “Contribution”) of $0.03 for each public share that is not redeemed by stockholders for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on December 6, 2019 and on the 6th day of each subsequent month through the end of the Extension), subject to certain conditions. The Contribution will not be made unless the Extension is approved by stockholders and implemented by the Company. The Company will have discretion whether to continue extending for additional monthly periods until the end of the Extension and if the Company determines not to continue extending for additional monthly periods, the obligation to make additional Contributions will terminate. If this occurs, or if the Company’s Board otherwise determines that the Company will not be able to consummate a Business Combination by the end of the Extension and does not wish to seek an additional extension, the Company would wind up the Company’s affairs and redeem 100% of the outstanding public shares. If the Company does not obtain stockholder approval, the Company would wind up its affairs and liquidate.

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

Recent Developments

We have scheduled a special meeting of stockholders for November 26, 2019 (the “Special Meeting”), pursuant to which we will seek stockholder approval to, among other matters, amend our Second Amended and Restated Certificate of Incorporation to extend the period of time for which we are required to consummate a Business Combination from December 5, 2019 to April 5, 2020 (the “Extension”). Our public stockholders will be able to elect to redeem their shares in connection with the Special Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Special Meeting, we will make a cash contribution (the “Contribution”) of $0.03 for each public share that is not redeemed by stockholders for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on December 6, 2019 and on the 6th day of each subsequent month through the end of the Extension), subject to certain conditions. The Contribution will not be made unless the Extension is approved by stockholders and implemented by us. We will have discretion whether to continue extending for additional monthly periods until the end of the Extension and if we determine not to continue extending for additional monthly periods, the obligation to make additional Contributions will terminate. If this occurs, or if our Board otherwise determines that we will not be able to consummate a Business Combination by the end of the Extension and does not wish to seek an additional extension, we would wind up the Company’s affairs and redeem 100% of our outstanding public shares.  There is no assurance that our stockholders will vote to approve the Extension. If we do not obtain stockholder approval, we would wind up the Company’s affairs and liquidate.

Results of Operations

Our only activities from inception to September 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering and identifying a target for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2019, we had net income of $489,723, which consists of interest income on marketable securities held in the Trust Account of $1,107,955, offset by unrealized loss on marketable securities held in our Trust Account of $19,496 and operating costs of $584,418 and a provision for income taxes of $14,318.

For the nine months ended September 30, 2019, we had net income of $1,684,538, which consists of interest income on marketable securities held in the Trust Account of $3,497,481 and an unrealized gain on marketable securities held in our Trust Account of $42,475, offset by operating costs of $1,399,530 and a provision for income taxes of $455,888.

For the three months ended September 30, 2018, we had net income of $577,649, which consists of interest income on marketable securities held in the Trust Account of $969,387, offset by operating costs of $248,187, an unrealized loss on marketable securities held in our Trust Account of $13,426 and a provision for income taxes of $130,125. In addition, we received a $600,005 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not consummate.

For the nine months ended September 30, 2018, we had net income of $1,398,825, which consists of interest income on marketable securities held in the Trust Account of $2,515,625, offset by operating costs of $729,859, an unrealized loss on marketable securities held in our Trust Account of $13,915 and a provision for income taxes of $373,026. In addition, we received a $600,005 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not consummate.

Liquidity and Capital Resources

As of September 30, 2019, we had marketable securities held in the Trust Account of $205,832,491 (including approximately $5,832,000 of interest income, net of unrealized losses) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through September 30, 2019, we withdrew $1,461,791 of interest earned on the Trust Account to pay franchise and income taxes, of which $623,204 was withdrawn during the nine months ended September 30, 2019.

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

As of September 30, 2019, we had cash of $1,273,926 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, and we may also use such funds to make Contributions to the Trust Account in connection with the Extension (see “Recent Developments” above).

For the nine months ended September 30, 2019, cash used in operating activities was $999,036. Net income of $1,684,538 was impacted by interest earned on marketable securities held in the Trust Account of $3,497,481, an unrealized gain on marketable securities held in our Trust Account of $42,475 and a deferred tax provision of $7,156. Changes in operating assets and liabilities provided $849,226 of cash from operating activities.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Hydra sponsor, an affiliate of our Matthews Lane sponsor and HG Vora (the “Funding Parties”) have committed an aggregate of $1,000,000, in accordance with the unsecured promissory notes we will issue to the Funding Parties, pursuant to the expense advance agreement between us and the Funding Parties, to be provided to us and from which we may draw down from time to time in the event that funds held outside of the trust are insufficient to fund our expenses after the Initial Public Offering and prior to our Business Combination (including investigating and selecting a target business and other working capital requirements and to fund the Contributions to the Trust Account in connection with the Extension) and the Funding Parties may, but are not obligated to, loan us additional funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,000,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination and making Contributions to the Trust Account in connection with the Extension are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination (including making Contributions to the Trust Account in connection with the Extension) or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of September 30, 2019, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of September 30, 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Hydra sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on December 1, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

LEISURE ACQUISITION CORP.

Date: November 7, 2019	/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)