Form 10-K
period 2019-12-31
Leisure Acquisition Corp.
filed 2020-03-10
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-38306

LEISURE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 West 57 th Street, Suite 415 New York, NY	10107
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (646) 565-6940

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LACQ	The Nasdaq Stock Market LLC
Warrants to purchase one share of Common Stock	LACQW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Common Stock and one-half of one Warrant	LACQU	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $193.8 million.

As of March 9, 2020, there were 23,876,251 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company” or “our company” are to Leisure Acquisition Corp.;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided, that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“Hydra sponsor” are to Hydra Management, LLC, a Delaware limited liability company, an affiliate of A. Lorne Weil, our Executive Chairman;

●	“Matthews Lane sponsor” are to Matthews Lane Capital Partners LLC, a Delaware limited liability company, an affiliate of Daniel B. Silvers, our Chief Executive Officer;

●	“sponsors” are to our Hydra sponsor and our Matthews Lane sponsor, collectively;

●	“strategic investor” or “HG Vora” means HG Vora Capital Management LLC on behalf of one or more funds or accounts managed by it;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“founders shares” are to shares of our common stock initially purchased by our initial stockholders in a private placement prior to our initial public offering;

●	“private placement warrants” are to the warrants issued to certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering; and

●	“private placement units” are to the units our strategic investor has agreed to purchase on substantially the same terms as the sale of units in our Initial Public Offering at $10.00 per unit, to occur concurrently with the consummation of our Business Combination.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our proposed business combination with GTWY Holdings Limited or any other Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our Business Combination;

●	our pool of prospective target businesses in the location-based leisure sector and leisure-related businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

iii

PART I

Item 1.  Business

Introduction

We are a blank check company incorporated on September 11, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”).

On December 27, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, GTWY Holdings Limited, a Canadian corporation (“GTWY Holdings”), and GTWY Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of GTWY Holdings (“Merger Sub”), relating to a proposed business combination transaction between our company and GTWY Holdings (the transactions contemplated thereunder referred to as the “Transactions”). GTWY Holdings is the direct parent of Gateway Casinos & Entertainment Limited (“GCEL”), one of the largest and most diversified gaming and entertainment companies in Canada with 25 gaming properties in British Columbia and Ontario. The Transactions are described in more detail under the section “Our Proposed Business Combination with Gateway” below.

Consummation of the Transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination by our stockholders

The Merger Agreement and related agreements are further described in the Form 8-K filed by the Company on December 31, 2019. For additional information regarding the Merger Agreement and the Transactions, see the Preliminary Proxy Statement on Schedule 14A filed by the Company on January 31, 2020, as may be amended from time to time, and the Definitive Proxy Statement on Schedule 14A when filed by the Company.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Background

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

We have until April 5, 2020 to complete a Business Combination (or such later date to the extent our stockholders approve an extension) (the “Combination Period”) (see “Special 2020 Extension Meeting” below). Funds will remain in the Trust Account until the earliest of (a) the completion of our Business Combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within the Combination Period and (c) the redemption of our public shares if we are unable to complete our Business Combination within the Combination Period, subject to applicable law. Of the $6,825,000 held outside of the Trust Account, $4,000,000 was used to pay underwriting discounts and commissions, $375,000 was used to repay notes payable to our sponsors and strategic investor and the balance was available to pay accrued offering expenses and formation costs, legal, accounting, due diligence, travel, and other expenses in connection with any Business Combination and continuing general and administrative expenses.

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

Our Proposed Business Combination with Gateway

Pursuant to the Merger Agreement, upon the closing of the Transaction, each of our outstanding shares of common stock and warrants would be exchanged for the right to receive the equivalent number of shares of common stock and warrants of GTWY Holdings.

Our initial stockholders, including the sponsors and the strategic investor, the company and GTWY Holdings have entered into the Transaction Support Agreement pursuant to which they have agreed to comply with certain provisions of the Merger Agreement as if such persons were original signatories to the Merger Agreement, as well as the covenants set forth in the Transaction Support Agreement, including voting all shares owned by them in favor of the Transactions. The Transaction Support Agreement provides that an aggregate of 1,000,000 of the founders shares held by certain of our initial stockholders will be forfeited, subject to the closing of the Transactions. The Transaction Support Agreement also provides that (i) the shares and warrants held by the initial stockholders, including the sponsors and the strategic investor (excluding the public shares acquired by the strategic investor in our initial public offering, will be subject to certain transfer restrictions until the earlier of the consummation of the Transaction and the termination of the Merger Agreement in accordance with its terms, and (ii) GTWY Holdings would make certain advances to A. Lorne Weil and Daniel B. Silvers (our Executive Chairman and our Chief Executive Officer) in the event that either person is subject to current U.S. federal income tax liability as a result of the Merger failing to qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

The Merger Agreement provides that (i) GTWY Holdings may terminate the Merger Agreement if the Transactions are not consummated on or before the later of (a) June 1, 2020, and (b) if audited financial statements for the year ended December 31, 2019 are required to be included in the proxy statement/prospectus relating to the Transactions under the rules and regulations of the SEC, the date that is 45 days after GTWY Holdings’ delivery of such audited financial statements to us, and the delay in closing beyond such date is not due to the breach of the Merger Agreement by GTWY Holdings or (ii) we may terminate the Merger Agreement if the Transactions are not consummated by July 15, 2020, in each case provided that the delay in closing beyond such date is not primarily due to the willful breach of the Merger Agreement by the terminating party. Additionally, the Merger Agreement may be terminated by either us or GTWY Holdings, among other reasons, upon a material breach of the other party if not cured within 30 days of delivery to such party of a notice of such breach. We and GTWY Holdings are each required to pay the other a termination fee in the event the Merger Agreement is terminated under certain circumstances.

On November 26, 2019, we held a special meeting of stockholders at which our stockholders approved extending our Combination Period deadline from December 5, 2019 to April 5, 2020 (the “Extension”). Our public stockholders were able to elect to redeem their shares in connection with the Extension for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus the pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Special Meeting, we agreed to make a cash contribution (collectively, the “Contributions”) of $0.03 for each public share that was not redeemed by stockholders for each monthly period or portion thereof that is needed to complete a business combination (commencing on December 6, 2019 and on the 6th day of each subsequent month through the end of the Extension), subject to certain conditions. The number of shares of redeemed by public stockholders in connection with the Extension was 1,123,749 for an aggregate cash redemption amount of approximately $11,583,500.

On December 5, 2019, we entered into the Expense Advancement Agreement with GTWY Holdings pursuant to which GTWY Holdings committed to provide $566,288 to fund Contributions to the Trust Account, representing the amount needed to fund the first monthly Contribution during Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial business combination, the amount borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account released to it. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019.

On January 6, 2020, we deposited $566,288 to the Trust Account to fund the required Contribution to the Trust Account for the period January 6, 2020 to February 5, 2020.

On January 15, 2020, we drew down $1,000,000 under the Expense Advancement Agreement with our sponsors and strategic investor dated December 1, 2017 to fund general corporate purposes in exchange for issuing unsecured promissory notes. The notes do not bear interest. If we complete an initial business combination, we would repay amounts borrowed under the Expense Advancement Agreement out of the proceeds of the Trust Account released to it; provided, however, that the sponsors and strategic investor have the option to convert the promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as our private placement warrants. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account.

On each of February 4, 2020 and March 4, 2020, we deposited $566,288 into the Trust Account to fund the required Contribution to the Trust Account for the remaining monthly periods covered by the Extension.

The Company is incurring significant costs in the pursuit of its acquisition plans. LACQ may be required to seek additional resources in the future to fund general corporate purposes. LACQ cannot assure you that its plans to complete the Transactions will be successful.

Special 2020 Extension Meeting

We have scheduled a special meeting of stockholders for March 26, 2020, pursuant to which we will seek stockholder approval to extend the Combination Period from April 5, 2020 to June 30, 2020 (the “Second Extension Meeting”). Our public stockholders will be able to elect to redeem their shares in connection with the Second Extension Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). If we do not obtain stockholder approval and are unable to complete the Transaction by April 5, 2020, we would wind up the Company’s affairs and liquidate.

Overview

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

Financial Position

With funds available for a Business Combination in the amount of approximately $188,312,000 as of December 31, 2019, assuming no redemptions and after payment of $7,000,000 of deferred underwriting fees, and in addition to the proceeds from the contingent forward purchase contract to purchase units by our strategic investor, in each case before fees and expenses associated with our Business Combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Contingent Forward Purchase Contract

On December 1, 2017, our strategic investor entered into a Contingent Forward Purchase Contract with us to purchase, in a private placement for gross proceeds of approximately $62,500,000 to occur concurrently with the consummation of the business combination, 6,250,000 units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit. On December 27, 2019, the Contingent Forward Purchase Contract was amended to provide that it would terminate effective upon the closing of the Transactions in connection with the proposed business combination with GTWY Holdings. As part of the Transactions, on December 27, 2019, the strategic investor entered into a “Strategic Investor Subscription Agreement”, with GTWY Holdings, in similar form to and to replace the Contingent Forward Purchase Contract with us, pursuant to which, among other things our strategic investor agreed to purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one share and one-half warrant of GTWY Holdings) for a purchase price of $10.00 per unit.

Effecting our Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using cash held in the Trust Account from the proceeds of our Initial Public Offering, (from the Concurrent Private Placement), and an investment from our strategic investor pursuant to either the Strategic Investor Subscription Agreement or Contingent Forward Purchase Contract. We may also use our capital stock, debt or a combination of these as the consideration to be paid in our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the Trust Account, as well as the private placement with our strategic investor described above, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.

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

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed, after approval of our board, to vote their founder shares and any public shares purchased during or after our Initial Public Offering in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. There are currently 23,876,251 shares of our common stock outstanding so at least 11,938,126 shares must be voted in favor to pass the Transactions contemplated by the Merger Agreement. Our Board, officers and other initial stockholders and their respective affiliates (including the Sponsors and Strategic Investor) own of record and are entitled to vote an aggregate of 6,000,000 shares and have agreed to vote in favor of the Trasnactions so only 5,938,126 public shares are required to be voted in favor of the Transactions for it to be approved. We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Business Combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a Business Combination.

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

Limitation on Redemption Upon Completion of our Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.

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

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target during the Combination Period.

Redemption of Public Shares and Liquidation if No Business Combination

Our sponsors, strategic investor, officers and directors have agreed that we will have to complete our Business Combination during the Combination Period. If we are unable to complete our Business Combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination during the Combination Period.

Our initial stockholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our Business Combination during the Combination Period. However, our initial stockholders will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Business Combination during the Combination Period.

Our sponsors, strategic investor, officers and directors have agreed, pursuant to written letter agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination during the Combination Period, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Pursuant to our amended and restated certificate of incorporation such an amendment would need to be approved by holders of 65% of our common stock entitled to vote thereon.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,061,151 of proceeds held outside the Trust Account (as of December 31, 2019), the $1,000,000 in loans from our sponsors and strategic investor in the aggregate (which was funded on January 15, 2020) , or provided through additional loans from our sponsors and strategic investor, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the Concurrent Private Placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.35 (as of December 31, 2019). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors that would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2019, we have access to up to approximately $1.1 million from the proceeds of our Initial Public Offering and the Concurrent Private Placement with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $75,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination during the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination during the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination during the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the Combination Period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only in the event of the redemption of our public shares if we do not complete our Business Combination during the Combination Period or if they redeem their respective shares for cash upon the completion of the Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-Business Combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our Business Combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our Business Combination, we shall either (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

●	we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination;

●	if our Business Combination is not consummated during the Combination Period, then our existence will terminate and we will distribute all amounts in our Trust Account; and

●	prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from our Trust Account or (ii) vote on any Business Combination.

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

We are required to evaluate our internal control procedures beginning with the fiscal year ended December 31, 2019 as required by the Sarbanes-Oxley Act. As long as we maintain our status as an “emerging growth company,” we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. A target company’s ability to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors

You should carefully consider the following risk factors and all other information contained in this Report, including the financial statements. If any of the following events occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For risk factors related to GTWY Holdings and the Transactions, see the Preliminary Proxy Statement on Schedule 14A filed by the Company on January 31, 2020, as may be amended from time to time, and the Definitive Proxy Statement on Schedule 14A when filed by the Company.

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with a Business Combination, after approval of our board, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering, in favor of our Business Combination. Our initial stockholders own shares representing approximately 21% (as of December 31, 2019) of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination during the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsors, strategic investor, officers and directors have agreed that we must complete our Business Combination during the Combination Period. We may not be able to find a suitable target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination during the Combination Period and (iii) the redemption of our public shares if we are unable to complete a Business Combination during the Combination Period, subject to applicable law and as further described herein. In addition, if we are unable to complete a Business Combination during the Combination Period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond during the Combination Period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

If we seek stockholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our common stock, you will lose the ability to redeem all such shares in excess of 20% of our common stock.

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

If the net proceeds of our Initial Public Offering and Concurrent Private Placement not being held in the Trust Account are insufficient to allow us to operate during the Combination Period, we may be unable to complete our Business Combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

As of December 31, 2019, we have $1,061,151 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate during the Combination Period assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

If the funds available to us outside the Trust Account are not sufficient to fund our working capital requirements, we may be required to borrow funds from our sponsors, management team, strategic investor or other third parties to operate or may be forced to liquidate. Other than working capital loans of $1,000,000 which were received in January 2020, none of our sponsors or strategic investor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such loans and advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our sponsors or strategic investor or an affiliate of our sponsors or strategic investor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.35 per share (as of December 31, 2019) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.35 per share (as of December 31, 2019) on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per share” and other risk factors below.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.35 per share (as of December 31, 2019).

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.35 per share (as of December 31, 2019), due to claims of such creditors. Each sponsor has agreed that it will be liable to us, jointly and severally, if and to the extent any claims by a vendor (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net, of the interest which may be withdrawn to pay our franchise and income tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether each sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsors’ only substantive assets are securities of our company. We have not asked our sponsors to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.35 per public share (as of December 31, 2019). In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a) (16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination during the Combination Period; or (iii) absent a Business Combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination during the Combination Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following during the Combination Period in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. Further, stockholders will not know at the time of dissolution the scope of potential claims against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination during the Combination Period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Pursuant to an agreement entered into on the IPO Closing Date, our initial stockholders and our strategic investor and their permitted transferees can demand that we register their founder shares, the shares issuable pursuant to the contingent forward purchase contract, the shares of common stock issuable upon exercise of the warrants pursuant to the contingent forward purchase contract, the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon exercise of such warrants. In addition, given that the lock-up period on the founder shares is potentially shorter than most other blank check companies, these shares may become registered and available for sale sooner than founder shares in such other companies. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2019, there were 49,923,749 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants. As of December 31, 2019, there were no shares of preferred stock issued and outstanding. These amounts assume the issuance of 6,250,000 units issuable pursuant to our strategic investor’s contingent forward purchase contract.

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

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsors, strategic investor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our sponsors, officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination during the Combination Period.

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

Our initial stockholders hold in the aggregate 5,000,000 founder shares, representing 20.9% of the total outstanding shares as of December 31, 2019. The founder shares will be worthless if we do not complete our Business Combination. In addition, affiliates of our Hydra Sponsor and Matthews Lane Sponsor, our strategic investor and certain members of management hold an aggregate of 6,825,000 private placement warrants that will also be worthless if we do not complete a Business Combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed Business Combination. In addition, we may obtain loans from our sponsors, strategic investor, affiliates of our sponsors or strategic investor or an officer or director, and we may pay our sponsors, strategic investor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and consummating a Business Combination.

The personal and financial interests of our sponsors, strategic investor, their affiliates or our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute at the end of the Combination Period.

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

As of December 31, 2019, the net proceeds from our Initial Public Offering and the Concurrent Private Placement provided us with approximately $188,312,000 that we may use to complete our Business Combination and pay related fees and expenses (excluding $7,000,000 of the underwriter’s deferred discount being held in the Trust Account).

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

Some other blank check companies have a provision in their charter that prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the Concurrent Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own founder shares representing approximately 21% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsors, strategic investor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination during the Combination Period, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with initial stockholders. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, strategic investor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Initial Public Offering and Concurrent Private Placement, as well as the private placement made by our strategic investor , will be sufficient to allow us to complete our Business Combination, such aggregate net proceeds may not be sufficient to meet the capital requirements for our Business Combination. If the net proceeds of the Initial Public Offering and Concurrent Private Placement prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

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

As of December 31, 2019, our initial stockholders own founder shares representing approximately 21% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. Our strategic investor purchased an additional 1,000,000 public units in our Initial Public Offering. In addition, because of their ownership position, our initial stockholders will continue to have considerable influence on elections for our boards of directors and will continue to exert control at least until the completion of our Business Combination.

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

We issued warrants to purchase 10,000,000 shares of our common stock as part of the units offered in our Initial Public Offering and we issued warrants to purchase an aggregate of 6,825,000 shares of common stock at $11.50 per share in the Concurrent Private Placement. Our initial stockholders currently own an aggregate of 5,000,000 founder shares. In addition, our sponsors or strategic investor made working capital loans in the aggregate amount of $1,000,000 to us in January 2020, of which such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Further, our strategic investor has entered into a contingent forward purchase contract with us to purchase 6,250,000 of our units on substantially the same terms as the sale of units in our Initial Public Offering at $10.00 per unit.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2019. As long as we maintain our status as an “emerging growth company,” we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive office is located at 250 West 57 th Street, Suite 415, New York, NY 10107. The cost for this space is included in the up to $10,000 per month fee that we agreed to pay the Hydra sponsor, for office space, utilities and general office, receptionist and secretarial and administrative support, following our initial public offering. We consider our current office space adequate for our current operations.

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

Holders

On March 1, 2020, there was one holder of record of our units, 17 holders of record of shares of our common stock and seven holders of record of our warrants. This number does not include beneficial owners whose units, shares and/or warrants were held in street name (e.g., all of the public shares). The actual number of holders of our units, common stock and warrants is greater than this number of record holders and includes holders who are beneficial owners, but whose securities are held in street name by brokers or held by other nominees. This number of holders of record also does not include holders whose securities may be held in trust by other entities. Management believes our company has in excess of 300 beneficial holders of its securities.

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

We paid a total of $4,000,000 in underwriting discounts and commissions and $548,735 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $7,000,000 in underwriting discounts and commissions, and up to this amount will be payable upon consummation of the Business Combination. After deducting the underwriting discounts and commissions (excluding the deferred portion of $7,000,000 in underwriting discounts and commissions, which will be released from the Trust Account upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the private placement was $202,276,265, of which $200,000,000 (or $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

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

Recent Developments

On November 26, 2019, the Company held a special meeting of stockholders at which our stockholders approved extending our Combination Period deadline from December 5, 2019 to April 5, 2020 (the “Extension”). Our public stockholders were able to elect to redeem their shares in connection with the Extension for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Special Meeting, we agreed to make Contributions of $0.03 for each public share that was not redeemed by stockholders for each monthly period or portion thereof that is needed to complete a business combination (commencing on December 6, 2019 and on the 6th day of each subsequent month through the end of the Extension), subject to certain conditions. The number of shares of redeemed by public stockholders in connection with the Extension was 1,123,749 for an aggregate cash redemption amount of approximately $11,583,500.

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY pursuant to which GTWY Holding committed to provide $566,288 to fund Contributions to the Trust Account. representing the amount needed to fund the first monthly Contribution during Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial business combination, the amount borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account released to it. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019.

On December 27, 2019, the Company entered into an agreement to consummate the Transactions with GTWY Holdings. The consummation of the Transactions is conditioned upon, among other things, the approval of our stockholders having been obtained, the approval of the Arrangement under Section 192 of the CBCA by the Supreme Court of British Columbia, the expiration or termination of the applicable waiting period under any applicable competition laws, the receipt of any required third party or governmental consents or approvals and the expiration or termination of the applicable waiting period under any applicable competition laws.

On January 6, 2020, the Company deposited $566,288 to the Trust Account to fund the required Contribution to the Trust Account for the period January 6, 2020 to February 5, 2020.

On January 15, 2020, we drew down $1,000,000 under the Expense Advancement Agreement with our sponsors and strategic investor dated December 1, 2017 to fund general corporate purposes in exchange for issuing unsecured promissory notes. The notes do not bear interest. If we complete an initial business combination, we would repay amounts borrowed under the Expense Advancement Agreement out of the proceeds of the Trust Account released to it; provided, however, that the sponsors and strategic investor have the option to convert the promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as our private placement warrants. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account.

On each of February 4, 2020 and March 4, 2020, we deposited $566,288 into the Trust Account to fund the required Contribution to the Trust Account for the remaining monthly periods covered by the Extension.

The Company is incurring significant costs in the pursuit of its acquisition plans. We may be required to seek additional resources in the future to fund general corporate purposes and cannot assure you that our plans to complete the Transactions will be successful.

Special 2020 Extension Meeting

We have scheduled a special meeting of stockholders for March 26, 2020, pursuant to which we will seek stockholder approval to extend the Combination Period from April 5, 2020 to June 30, 2020 (the “Second Extension Meeting”). Our public stockholders will be able to elect to redeem their shares in connection with the Second Extension Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). If we do not obtain stockholder approval and are unable to complete the Transaction by April 5, 2020, we would wind up the Company’s affairs and liquidate.

Results of Operations

Our only activities from inception to December 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination and activities in connection with the Transactions. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses in connection with completing a Business Combination.

For the year ended December 31, 2019, we had net income of $365,954, which consists of interest income on marketable securities held in the Trust Account of $4,249,828 offset by operating costs of $3,328,674 and a provision for income taxes of $555,200.

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

Liquidity and Capital Resources

As of December 31, 2019, we had marketable securities held in the Trust Account of $195,312,177 (including approximately $5,983,000 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through December 31, 2019, we withdrew $1,674,792 of interest earned on the Trust Account to pay franchise and income taxes, of which $836,205 was withdrawn during the year ended December 31, 2019.

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

As of December 31, 2019, we had cash of $1,061,151 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, and we have also used such funds to make Contributions to the Trust Account in connection with the Extension (see “Recent Developments” above).

For the year ended December 31, 2019, cash used in operating activities was $1,424,792. Net income of $365,954 was affected by interest earned on marketable securities held in the Trust Account of $4,249,828 and a deferred tax benefit of $1,764. Changes in operating assets and liabilities provided $2,460,846 of cash from operating activities.

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

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY pursuant to which GTWY Holding committed to provide $566,288 to fund Contributions to the Trust Account. representing the amount needed to fund the first monthly Contribution during Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial business combination, the amount borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account released to it. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019.

On December 1, 2017, HG Vora entered into a contingent forward purchase contract with us to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of our Business Combination, 6,250,000 Units on the same terms as the sale of Units in the Initial Public Offering at $10.00 per unit. The funds from the sale of the Private Placement Units may be used as part of the consideration to the sellers in the Business Combination; any excess funds from the Private Placement Units may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the Business Combination. HG Vora’s obligation to purchase our Units under the contingent forward purchase contract is contingent upon, among other things, HG Vora approving the Business Combination, which approval can be withheld for any reason. The contingent forward purchase contract was amended in connection with the Transactions with GTWY Holdings such that it would terminate contingent upon the closing. In place of the contingent forward purchase contract, HG Vora entered into the Strategic Investor Subscription Agreement with GTWY Holdings, pursuant to which it agreed to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with closing of the Transactions, 3,000,000 units in GTWY Holdings on substantially the same terms as the sale of Units in our Initial Public Offering at $10.00 per unit.

On January 15, 2020, we issued the promissory notes to our sponsors and the strategic investor in the aggregate amount of $1,000,000 pursuant to our drawdown under the Expense Advancement Agreement. The promissory notes do not bear any interest. The funds received may be used by us to fund our working capital requirements and to fund required contributions to the trust account in connection with the previously approved extension of the date by which we must complete an initial business combination. If we complete an initial business combination, we would repay such loaned amounts. In the event that we are unable to complete an initial business combination, we may use a portion of the working capital held outside he trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. The loans are convertible into warrants to purchase shares of common stock, at a price of $1.00 per warrant, at the option of the funding parties. The warrants would be identical to Private Placement Warrants.

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

Off-Balance Sheet Financing Arrangements

As of December 31, 2019, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Hydra sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on December 1, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Item 8.  Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers as of the date of this Report are as follows:

Name	Age *	Position
A. Lorne Weil	74	Executive Chairman
Daniel B. Silvers	43	Chief Executive Officer and Director
Marc J. Falcone	46	Director
Steven M. Rittvo	71	Director
David L. Weinstein	53	Director
George Peng	49	Chief Financial Officer, Treasurer and Secretary
Eric Carrera	30	Senior Vice President — Finance and Business Development

*	As of March 1, 2020.

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

Marc J. Falcone has served as a member of our board of directors since December 1, 2017. Mr. Falcone has served as the President and Chief Financial Officer of Sightline Payments LLC, a leading digital commerce platform for the gaming industry, since February 2019. Mr. Falcone is also the principal of MF Ventures LLC, a diversified investment platform with investments in companies involved in the hospitality, gaming and leisure industries, including Kentucky Downs located in Franklin, Kentucky, which operates 750 historical horse racing machines. Mr. Falcone served as Executive Vice President, Chief Financial Officer and Treasurer of Red Rock Resorts, Inc. from October 2015 until May 2017 and as Executive Vice President and Chief Financial Officer of Station Casinos LLC from June 2011 until May 2017. Mr. Falcone served as Treasurer of Station Casinos LLC since January 2013 until May 2017. Mr. Falcone also served as Chief Financial Officer of Fertitta Entertainment LLC from October 2010 through May 2016. From June 2008 to October 2010, Mr. Falcone worked at Goldman Sachs & Co. where he focused on restructuring transactions in the hospitality and gaming sectors under that firm’s Whitehall division. From May 2006 to June 2008, Mr. Falcone was a senior analyst at Magnetar Capital, LLC (an alternative asset management firm), covering the gaming, lodging, leisure, REIT and airline industries. From May 2002 to June 2006, Mr. Falcone was a Managing Director for Deutsche Bank Securities Inc. covering gaming, lodging and leisure companies and was recognized as one of the industry’s top analysts. Prior to joining Deutsche Bank Securities Inc., Mr. Falcone worked for Bear, Stearns & Co. Inc., covering the gaming, lodging and leisure industries. Mr. Falcone holds a bachelor’s degree in Real Estate Finance and Hotel Administration from Cornell University.

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

David L. Weinstein has served as a member of the LACQ board of directors since December 1, 2017. Mr. Weinstein is a partner at Belvedere Capital, a real estate investment firm based in New York, and is primarily focused on Belvedere’s investment in Industry City, a six million square foot redevelopment project in Sunset Park, Brooklyn. Mr. Weinstein also serves as a director of GreenAcreage Real Estate Corp., a REIT. Mr. Weinstein was previously a partner at Belvedere Capital from September 2008 until October 2013. From February 2015 until August 2016, Mr. Weinstein was a member of the board of directors of Forestar Group, Inc. Mr. Weinstein previously served as President and Chief Executive Officer of MPG Office Trust, Inc., a publicly traded office REIT, from November 2010 until the sale of the Company in October 2013. He was a member of the board of directors of MPG Office Trust, Inc. from August 2008 until October 2013. From April 2007 until August 2008, Mr. Weinstein was a Managing Director of West bridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein worked at Goldman, Sachs & Co. in New York, first as a Vice President in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then, from 2004, as a Vice President in the Special Situations Group (focused on real estate debt investments). Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School of the University of Pennsylvania and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association.

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

Number and Terms of Office of Officers and Directors

Our Board is presently comprised of five (5) members and is divided into three separate classes of directors. One class of directors is normally elected at each annual meeting of stockholders for a term of three (3) years. Mr. Falcone, our Class I director, was elected at our first annual meeting of stockholders in 2018 for a three-year term expiring at our 2021 annual meeting of stockholders. Messrs. Rittvo and Weinstein, our Class II directors, were each elected at our 2019 Special Meeting for a three-year term expiring at our 2022 annual meeting of stockholders. The terms of our Class III directors, consisting of Messrs. Weil and Silvers, will expire at our 2020 annual meeting of stockholders.

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

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws. Stockholder recommendations should be submitted in writing to: Leisure Acquisition Corp., 250 West 57th Street, Suite 415, New York, New York 10107, Attention: Secretary.

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

In addition, our sponsors, officers, directors and director nominees have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our Business Combination or we have failed to complete our Business Combination during the Combination Period. Our management team is not currently involved in any other blank check offering.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our Business Combination during Combination Period. If we do not complete our Business Combination within such applicable time period, the proceeds from our Initial Public Offering and Concurrent Private Placement held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until 180 days after the completion of our Business Combination. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by the initial purchasers or their permitted transferees until 30 days after the completion of our Business Combination. Since our sponsors, strategic investor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination. Should one or more member of the management team seek to enter into an employment contract with a target, we would refer such matter of employment to a committee of disinterested directors of our board of directors for consideration.

●	Each of A. Lorne Weil, our Executive Chairman, and Daniel B. Silvers, our Chief Executive Officer, is party to an employment agreement with Inspired. These agreements contain non-competition provisions that provide that neither Mr. Weil nor Mr. Silvers shall directly or indirectly engage in any business that is directly competitive with any business conducted by the Inspired Group during his employment, in any geographic area in which such business was so conducted by the Inspired Group. In Mr. Weil’s employment agreement with Inspired there are also non-solicitation provisions. In light of the non-competition agreements, we will not seek a Business Combination with any company with operations in the businesses described above. In addition, if our Business Combination does not cause Mr. Weil or Mr. Silvers to violate the non-competition agreements, no assurance can be given that the combined company would not in the future engage in competitive activities that would cause Mr. Weil or Mr. Silvers to be in breach of the non-competition agreements. If a court were to conclude that a violation of either or both of the non-competition agreements had occurred, it could extend the term of Mr. Weil’s or Mr. Silvers’ non-competition restrictions and/or enjoin Mr. Weil or Mr. Silvers from participating in our company, or enjoin us from engaging in aspects of the business which compete with Inspired Group, as applicable. The court could also impose monetary damages against Mr. Weil or Mr. Silvers or us. This could materially harm our business and the trading prices of our securities. Even if ultimately resolved in our favor, any litigation associated with the non-competition agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business.

●	Our sponsors, strategic investor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we obtained loans from our sponsors or strategic investor or an affiliate of our sponsors or strategic investor or any of our officers or directors to finance transaction costs in connection with an intended Business Combination. Up to $1,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender and would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
A. Lorne Weil	Hydra Management	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Executive Chairman
	Tecnoglass	Manufacturer of glass products for use in high end commercial real estate construction	Non-Executive Chairman
Daniel B. Silvers	Matthews Lane Capital Partners	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Chief Strategy Officer
	Avid Technology, Inc.	Global Media Technology Provider	Director
George Peng	Hydra Management	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Vice President Finance
Eric Carrera	Hydra Management	Investment Vehicle	Senior Associate
	Inspired Entertainment	Gaming Technology	Manager, Finance & M&A
Marc J. Falcone	Sightline Payments LLC	Gaming Technology	Officer
	MF Ventures LL	Investment Vehicle	Principal
Steven M. Rittvo	Innovation Project Development	Development Management Services	Chairman and Chief Executive Officer
David L. Weinstein	GreenAcreage Real Estate Corp.	REIT	Director
	Belvedere Capital	Real Estate Investment Firm	Partner

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on December 1, 2017, we have agreed to pay our Hydra sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our Business Combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. In addition, to facilitate the Company’s business interests in identifying potential target businesses, we have reimbursed certain professional networking organization membership fees. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, strategic investor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

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

The following table sets forth information available to us at March 1, 2020 with respect to the beneficial ownership of our Common Stock held by:

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

	Number of Shares
Name and Address of Beneficial Owner (1)	Beneficially Owned	Percentage
A. Lorne Weil and affiliated entities (2)	1,134,742	4.75%
Daniel B. Silvers and affiliated entities (3)	1,128,370	4.73%
Marc J. Falcone	25,000	*
Steven M. Rittvo	25,000	*
David L. Weinstein	25,000	*
George Peng	87,014	*
Eric Carrera	54,701	*
All executive officers and directors as a group (seven individuals)	2,479,827	10.39%
Greater than 5% holders
HG Vora Capital Management, LLC (4)	3,462,500	14.50%
Bank of Montreal (5)	1,556,340	6.52%
Glazer Capital, LLC(6)	1,520,747	6.37
Weiss Asset Management LP(7)	1,299,600	5.44

*	Less than one percent.

(1)	This table is based on 23,876,251 shares of common stock outstanding as of March 1, 2020. Beneficial ownership is determined in accordance with the rules of the SEC which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. We believe that each person listed above has sole voting and investment power with respect to the shares listed except as described in the footnotes below and subject to applicable community property laws and similar laws. The Company’s warrants are not exercisable currently or within 60 days; accordingly, any such holdings of the persons listed are not reflected in this table. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Leisure Acquisition Corp., 250 West 57th Street, Suite 415, New York, New York 10107
(2)	Represents 266,900 shares held of record by Mr. Weil and represents 867,842 shares held of record by Hydra LAC, LLC. Mr. Weil is the managing member of Hydra LAC, LLC. Mr. Weil expressly disclaims beneficial ownership of such shares as to which he does not have a pecuniary interest.

(3)	Represents 887,127 shares held of record by MLCP GLL Funding, LLC, of which Matthews Lane Capital Partners LLC is the manager, and represents 241,243 shares held of record by Matthews Lane Capital Partners LLC. Mr. Silvers is the managing member of Matthews Lane Capital Partners LLC.
(4)	Based on a Schedule 13G/A filed with the SEC on February 14, 2019 and a Form 4 filed with the SEC on January 17, 2018 by HG Vora Capital Management, LLC, the investment manager of HG Vora Special Opportunities Master Fund, Ltd. The business address of HG Vora Capital Management is 330 Madison Avenue, 20th Floor, New York, New York 10017.
(5)	Based on a Schedule 13G filed with the SEC on February 14, 2020 by Bank of Montreal and its subsidiary, BMO Capital Markets Corp. The business address of Bank of Montreal is 1 First Canadian Place, Toronto, Ontario, Canada M5X 1A1.
(6)	Based on a Schedule 13G filed with the SEC on February 14, 2020 by Glazer Capital, LLC and Paul J. Glazer. Mr. Glazer is the managing member of Glazer Capital, LLC. The business address of these stockholders is 250 West 55th Street, Suite 30A, New York, New York 10019.
(7)	Based on a Schedule 13G filed with the SEC on February 14, 2020 by Weiss Asset Management LP, WAM GP LLC and Andrew M. Weiss, Ph.D. WAM GP LLC is the sole general partner of Weiss Asset Management and Mr. Weiss is the managing member of WAM GP LLC. The business address of these stockholders is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

Our directors and officers and other initial stockholders and their respective affiliates (including the Sponsors) have agreed to (i) to vote any shares owned by them in favor of any proposed Business Combination and (ii) not to redeem any shares held by them in connection with a stockholder vote to approve a proposed initial business combination

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Contingent Forward Purchase Contract with Strategic Investor

On December 1, 2017, our strategic investor entered into a Contingent Forward Purchase Contract with us to purchase, in a private placement for gross proceeds of approximately $62,500,000 to occur concurrently with the consummation of the business combination, 6,250,000 units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit. On December 27, 2019, the Contingent Forward Purchase Contract was amended to provide that it will terminate effective upon the closing of the Transactions in connection with the proposed business combination with GTWY Holdings. As part of the Transactions, on December 27, 2019, the strategic investor entered into a “Strategic Investor Subscription Agreement” with GTWY Holdings, in similar form to and to replace the Contingent Forward Purchase Contract with us, pursuant to which, among other things our strategic investor agreed to purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one share and one-half warrant of GTWY Holdings) for a purchase price of $10.00 per unit.

Administrative Services Agreement

Commencing on December 1, 2017, we have agreed to pay our Hydra sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our Business Combination or our liquidation, we will cease paying these monthly fees. In addition, we may pay our sponsors or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our Business Combination. These individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, strategic investor, officers, directors or our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on payments that may be made to our sponsors, strategic investor, officers, directors or any of their respective affiliates.

Promissory Notes

We entered into promissory notes with our sponsors whereby they agreed to loan us up to an aggregate of $400,000 to be used for a portion of the expenses of our Initial Public Offering. These loans, which were repaid on the IPO Closing Date, were non-interest bearing, unsecured and due at the earlier of June 30, 2018 or the IPO Closing Date.

Expense Advance Agreement

On December 5, 2019, LACQ entered into the Expense Advancement Agreement with GTWY Holdings pursuant to which GTWY Holdings committed to provide $566,288 to fund Contributions to the Trust Account. We drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial business combination, the amounts borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019.

On January 15, 2020, we issued promissory notes to our sponsors and strategic investor pursuant to drawdowns in the aggregate amount of $1,000,000 under our Expense Advancement Agreement with them dated December 1, 2017. The promissory notes do not bear any interest. The funds received may be used by us to fund our working capital requirements and to fund required contributions to the trust account in connection with the previously approved extension of the date by which we must complete an initial business combination. If we complete an initial business combination, we would repay such loaned amounts. In the event that we are unable to complete an initial business combination, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. The loans from the Funding Parties are convertible into warrants to purchase shares of common stock, at a price of $1.00 per warrant, at the option of the funding parties. The warrants would be identical to private placement warrants.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of the fees paid or to be paid to Marcum LLP, or Marcum, for services rendered for 2018 and 2019.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and 2018 totaled $53,684 and $79,310, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $4,161 and $0 for consultations concerning financial accounting and reporting standards for the year ended December 31, 2019 and 2018, respectively.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the years ended December 31, 2019 and 2018.

All Other Fees. We did not pay Marcum LLP for other services for the years ended December 31, 2019 and 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	The financial statements listed in the Index to the Financial Statements on page F-1.

(2)	No financial statement schedules have been filed as part of this Report because they are not applicable, not required or because the information is otherwise included in the Financial Statements or notes thereto.

(3)	Exhibits listed on page 55.

FINANCIAL STATEMENTS

LEISURE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Leisure Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Leisure Acquisition Corp. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 10, 2020

LEISURE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$1,061,151	$1,658,398
Prepaid expenses	—	87,083
Prepaid income taxes	138,571	170,535
Total Current Assets	1,199,722	1,916,016

Cash and marketable securities held in Trust Account	195,312,177	202,915,739
TOTAL ASSETS	$196,511,899	$204,831,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,771,045	$429,246
Accrued offering costs	—	8,640
Total Current Liabilities	2,771,045	437,886

Promissory note	566,268	—
Deferred tax liability	—	1,764
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	10,337,313	7,439,650

Commitments

Common stock subject to possible redemption, 17,501,073 and 18,960,928 shares at redemption value at December 31, 2019 and 2018, respectively	181,174,585	192,392,104

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,375,178 and 6,039,072 shares issued and outstanding (excluding 17,501,073 and 18,960,928 shares subject to possible redemption) at December 31, 2019 and 2018, respectively	638	604
Additional paid-in capital	2,542,569	2,908,557
Retained earnings	2,456,794	2,090,840
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$196,511,899	$204,831,755

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2019	Year Ended December 31, 2018

Operating costs	$3,328,674	$1,559,245
Reimbursement of due diligence expenses	—	(600,005)
Loss from operations	(3,328,674)	(959,240)

Other income:
Interest income	4,249,828	3,626,792
Unrealized gain on marketable securities held in Trust Account	—	8,397
Other income	4,249,828	3,635,189

Income before provision for income taxes	921,154	2,675,949
Provision for income taxes	(555,200)	(553,916)
Net income	$365,954	$2,122,033

Weighted average shares outstanding, basic and diluted (1)	6,081,996	6,002,703

Basic and diluted net loss per common share (2)	$(0.47)	$(0.22)

(1)	Excludes an aggregate of 17,501,073 and 18,960,928 shares subject to possible redemption at December 31, 2019 and 2018, respectively.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $3,239,823 and $3,464,722 for the year ended December 31, 2019 and 2018, respectively (see Note 2).

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	6,734,320	$673	$5,030,521	$(31,193)	$5,000,001

Change in value of common stock subject to possible redemption	54,752	6	(2,122,039)	—	(2,122,033)

Forfeiture of Founder Shares	(750,000)	(75)	75	—	—

Net income	—	—	—	2,122,033	2,122,033

Balance – December 31, 2018	6,039,072	604	2,908,557	2,090,840	5,000,001

Change in value of common stock subject to possible redemption	336,106	34	(365,988)	—	(365,954)

Net income	—	—	—	365,954	365,954

Balance – December 31, 2019	6,375,178	$638	$2,542,569	$2,456,794	$5,000,001

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$365,954	$2,122,033
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,249,828)	(3,626,792)
Unrealized gain on marketable securities held in Trust Account	—	(8,397)
Deferred tax (benefit) provision	(1,764)	1,764
Changes in operating assets and liabilities:
Prepaid expenses	87,083	130,017
Prepaid income taxes	31,964	(170,535)
Accounts payable and accrued expenses	2,341,799	317,282
Income taxes payable	—	(3,635)
Net cash used in operating activities	(1,424,792)	(1,238,263)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(566,288)	—
Cash withdrawn from Trust Account for redemption of common stock	11,583,473	—
Cash withdrawn from Trust Account for franchise taxes and income taxes	836,205	838,587
Net cash provided by investing activities	11,853,390	838,587

Cash Flows from Financing Activities:
Proceeds from promissory notes – related parties	566,268	—
Redemption of common stock	(11,583,473)	—
Payment of offering costs	(8,640)	(32,000)
Net cash used in financing activities	(11,025,845)	(32,000)

Net Change in Cash	(597,247)	(431,676)
Cash – Beginning	1,658,398	2,090,074
Cash – Ending	$1,061,151	$1,658,398

Supplementary cash flow information:
Cash paid for income taxes	$525,000	$726,322

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$365,954	$2,122,033

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

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

At December 31, 2019, the Company had not yet commenced operations. All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of GTWY Holdings Limited, a Canadian corporation (“GTWY Holdings”) (see Note 6).

In September 2018, the Company received a $600,005 reimbursement for expenses that it incurred in connection with the due diligence of evaluating a potential Business Combination with GTWY Holdings that did not materialize at that time.

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

Transaction costs amounted to $11,548,735, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $548,735 of Initial Public Offering costs. In addition, at December 31, 2019, cash of $1,061,151 was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any deposits made to the Trust Account in connection with extension payments and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes). The per share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 7).

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

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

The Company has until April 5, 2020 to consummate a Business Combination or such later date to the extent our stockholders approve an extension) (the “Combination Period”) (see “Special 2020 Extension Meeting” below). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering.

On November 26, 2019, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from December 5, 2019 to April 5, 2020 (the “Extended Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 1,123,749 shares of the Company’s common stock. As a result, an aggregate of approximately $11,583,473 (or approximately $10.31 per share) was released from the Company’s Trust Account to pay such stockholders and 18,876,251 shares of common stock are now issued and outstanding.

The Company agreed to contribute (the “Contribution”) $0.03 for each share of the Company’s common stock that did not redeem in connection with the extension for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on December 6, 2019 and on the 6th day of each subsequent month through the Extended Date).

On each of December 5, 2019, January 3, 2020, February 4, 2020 and March 4, 2020, the Company made a Contribution of $0.03 for each of the public shares outstanding, for an aggregate Contribution of $2,265,151, of which $566,288 was made as of December 31, 2019, which amounts were deposited into the Trust Account.

On December 5, 2019, the Company entered into an expense advancement agreement (the “GTWY Expense Advance Agreement”) with an affiliate of GTWY Holdings (“Potential Target”), pursuant to which the Potential Target committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to the Potential Target (see Note 5).

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

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

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

Special 2020 Extension Meeting

The Company has scheduled a special meeting of stockholders for March 26, 2020, pursuant to which it will seek stockholder approval to extend the Combination Period from April 5, 2020 to June 30, 2020 (the “Second Extension Meeting”). The public stockholders will be able to elect to redeem their shares in connection with the Second Extension Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any deposits made into the Trust Account for extension payments and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes). If the Company does not obtain stockholder approval and is unable to complete the Transaction by April 5, 2020, the Company would wind up it’s affairs and liquidate.

Liquidity

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its shareholders prior to the Initial Public Offering and such amount of proceeds from the sale of the Private Placement Warrants and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2019, the Company had $1,061,151 in its operating bank accounts, $195,312,177 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,669,844, which excludes $138,571 of prepaid income taxes and $40,050 of franchise and income taxes payable that will be paid from interest earned on the Trust Account. On January 15, 2020, the Company issued unsecured promissory notes (the “Promissory Notes”) for an aggregate amount of $1,000,000 to its Sponsors and HG Vora. The Company may use the funds received fund its working capital requirements and to fund required Contributions to its Trust Account in connection with the extension of the date by which the Company must complete its Business Combination. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or April 5, 2020, the date that the Company will be required to cease all operations except for the purpose of winding up, if a Business Combination is not consummated (see Note 7).

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

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019 and 2018, the assets held in the Trust Account were substantially held in U.S. Treasury Bills. During the year ended December 31, 2019 and 2018, the Company withdrew $836,205 and $838,587 of interest income from the Trust Account to pay franchise and income taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at December 31, 2019 and 2018, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 16,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Year Ended December 31,	Year Ended December 31,
	2019	2018
Net income	$365,954	$2,122,033
Less: Income attributable to common stock subject to possible redemption	(3,239,823)	(3,464,722)
Adjusted net loss	(2,873,869)	(1,342,689)

Weighted average common shares outstanding, basic and diluted	6,081,996	6,002,703

Basic and diluted net loss per common share	$(0.47)	$(0.22)

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

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay Hydra Management, LLC a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For each of the years ended December 31, 2019 and 2018, the Company incurred $120,000 in fees for these services. As of December 31, 2019 and 2018, $17,000 and $6,000, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

Promissory Note

On December 5, 2019, the Company entered into the GTWY Expense Advance Agreement, pursuant to which the Potential Target committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note (the “Note”) to the Potential Target. The Note does not bear interest. If the Company completes an initial Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, amounts borrowed under the Note would be repaid only out of funds held by the Company outside the Trust Account. At December 31, 2019, there was $566,268 outstanding under the Note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) have agreed to loan up to an aggregate of $1,000,000, in accordance with unsecured promissory notes to be issued to the Funding Parties (see below), pursuant to an expense advance agreement dated December 1, 2017, to be provided to the Company and from which the Company may draw down from time to time in the event that funds held outside of the Trust Account are insufficient to fund the Company’s expenses and other working capital requirements after the Initial Public Offering and prior to a Business Combination and the Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). The Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion, up to $1,000,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On January 15, 2020, the Company issued the Promissory Notes to the Sponsors and HG Vora. The Promissory Notes are non-interest bearing. The funds received may be used by the Company to fund the working capital requirements and to fund required Contributions to the Trust Account in connection with the previously approved Extended Date. In the event that the Company is unable to complete an initial Business Combination, the Company may use a portion of the working capital held outside its Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. The loans are convertible into warrants to purchase shares of common stock, at a price of $1.00 per warrant, at the option of the Sponsors and HG Vora. The warrants would be identical to the Private Placement Warrants.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

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

Contingent Forward Purchase Contract

On December 1, 2017, the strategic investor entered into a contingent forward purchase contract (the “Contingent Forward Purchase Contract”) with the Company to purchase, in a private placement for gross proceeds of approximately $62,500,000 to occur concurrently with the consummation of the Business Combination, 6,250,000 Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit. On December 27, 2019, the Contingent Forward Purchase Contract was amended to provide that the Contingent Forward Purchase Contract will terminate effective upon the closing in connection with the proposed business combination with GTWY Holdings. As part of the Transaction (as defined below), on December 27, 2019, the strategic investor entered into the Strategic Investor Subscription Agreement, in similar form to and to replace the Contingent Forward Purchase Contract, with GTWY Holdings pursuant to which, among other things the strategic investor agreed to purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one GTWY Holdings Share and one-half of one GTWY Holdings Warrant) for a purchase price of $10.00 per unit.

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

Merger Agreement

On December 27, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with GTWY Holdings and GTWY Merger Sub Corp., a Delaware corporation and wholly owned subsidiary of GTWY Holdings (“Merger Sub”), relating to a proposed business combination transaction. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly owned subsidiary of GTWY Holdings and the stockholders of the Company becoming stockholders of the GTWY Holdings (the “Merger”).

GTWY Holdings’ stockholders as of immediately prior to the Arrangement Effective Time (as defined in the Merger Agreement) will be entitled to receive a cash distribution in an aggregate amount equal to GTWY Pre-Closing Distribution Amount (as defined in the Merger Agreement). In addition, GTWY Holdings’ issued and outstanding share capital as of immediately prior to the Arrangement Effective Time, which is expected to have an aggregate value of approximately $222,917,162 (subject to certain adjustments for transaction expenses and deduction of GTWY Pre-Closing Distribution Amount, as further described in the Merger Agreement), will, at the closing of the transactions contemplated by the Merger Agreement (collectively, the “Transaction”), be converted into a number of common shares of GTWY Holdings calculated based on a reference price of $10.00 per share, and retained by GTWY’s existing stockholders.

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At December 31, 2019 and 2018, there were 6,375,178 and 6,039,072 shares of common stock issued and outstanding, respectively, excluding 17,501,073 and 18,960,928 shares of common stock subject to possible redemption, respectively.

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

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Deferred tax liability
Unrealized gain on marketable securities	$—	$(1,764)
Total deferred tax liability	—	(1,764)

Valuation allowance	—	—
Deferred tax liability, net of allowance	$—	$(1,764)

The income tax provision consists of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal
Current	$556,964	$552,152
Deferred	(1,764)	9,797

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	—	(8,033)
Income tax provision	$555,200	$553,916

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. For the years ended December 31, 2019 and 2018, the change in the valuation allowance was $-0- and $8,033, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 and 2018 is as follows:

	2019	2018
Statutory federal income tax rate	21.0%	21.0%
True-ups	0.7%	0.0%
Business combination expenses	38.5%	0.0%
Change in valuation allowance	0.0%	(0.3)%
Income tax provision	60.2%	20.7%

The Company files income tax returns in the U.S. federal jurisdiction and in various state and local jurisdictions and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

LEISURE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD ENDED DECEMBER 31, 2019 and 2018

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Cash and marketable securities held in Trust Account	1	$195,312,177	$202,915,739

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(3)	Exhibits.

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated December 27, 2019, by and among Leisure Acquisition Corp., GTWY Holdings Limited and GTWY Merger Sub Corp. (1)
3.1(a)	Second Amended and Restated Certificate of Incorporation (2)
3.1(b)	Amendment to Second Amended and Restated Certificate of Incorporation (3)
3.2	Bylaws (4)
4.1	Specimen Unit Certificate (4)
4.2	Specimen Common Stock Certificate (4)
4.3	Specimen Warrant Certificate (4)
4.4	Warrant Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (4)
4.5*	Description of Registrant’s Securities
10.1(a)	Investment Management Trust Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (2)
10.1(b)*	Amendment to Investment Management Trust Agreement, dated December 5, 2019
10.2	Registration Rights Agreement, dated December 1, 2017, among the Company and certain security holders (2)
10.3	Warrant Purchase Agreement, dated December 1, 2017, between the Company and certain security holders (2)
10.4	Administrative Services Agreement, dated December 1, 2017, between the Company and Hydra Management, LLC (2)
10.5(a)	Expense Advancement Agreement, dated December 1, 2017, between the Company, HG Vora Special Opportunities Master Fund, Ltd., Hydra Management, LLC and Matthews Lane Capital Partners LLC (2)
10.5(b)	Form of Promissory Note relating to Expense Advancement Agreement (5)
10.6(a)	Letter Agreement, dated December 1, 2017, among the Company, its officers, directors and security holders (1)
10.6(b)*	Amendment to Letter Agreement, dated December 5, 2019
10.7(a)	Contingent Forward Purchase Contract, dated December 1, 2017, between the Company and HG Vora Special Opportunities Master Fund, Ltd (2)
10.7(b)	Amendment to Contingent Forward Purchase Contract, dated December 27, 2019 (1)
10.8	Form of Director and Officer Indemnity Agreement (2)
10.9	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and HG Vora Special Opportunities Master Fund, Ltd (2)
10.10	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Hydra Management, LLC (2)
10.11	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Matthews Lane Capital Partners LLC (2)
10.12*	Expense Advance Agreement, dated December 5, 2019, between the Company and GTWY Holdings Limited.
10.13	Shareholders’ Agreement, dated December 27, 2019, by and among GTWY Holdings Limited, The Catalyst Capital Group Inc., Catalyst Fund II Parallel Limited Partnership, Catalyst Fund Limited Partnership II, Catalyst Fund Limited Partnership III, Gabriel de Alba, MLCP GLL Funding LLC, Matthews Lane Capital Partners LLC, A. Lorne Weil and Hydra LAC, LLC. (1)
10.14	Voting and Support Agreement, dated December 27, 2019, by and among Leisure Acquisition Corp., The Catalyst Capital Group Inc., Catalyst Fund II Parallel Limited Partnership, Catalyst Fund Limited Partnership II and Catalyst Fund Limited Partnership III (1)
10.15(a)	Transaction Support Agreement, dated December 27, 2019, by and among Leisure Acquisition Corp., HG Vora Special Opportunities Master Fund, Ltd., MLCP GLL Funding LLC, Matthews Lane Capital Partners LLC, Hydra LAC, LLC, GTWY Holdings Limited, Daniel B. Silvers, A. Lorne Weil, George Peng, Eric Carrera, Marion Rainone, Nancy Torres, Joanne O’Shea, Debra Aronowitz, Jenn Calabrese and Nicholas Weil (1)
10.15(b)	Amendment No. 1 to Transaction Support Agreement, dated January 31, 2020 (6)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
†	Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). LACQ agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 31, 2019 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 5, 2017 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2019 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Form S-1 (File No.333-221330) initially filed on November 3, 2017 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2020 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 31, 2020 and incorporated by reference herein.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 10, 2020	LEISURE ACQUISITION CORP.

	By:	/s/ Daniel B. Silvers
		Name:	Daniel B. Silvers
		Title:	Chief Executive Officer

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

Name	Position	Date

/s/ A. Lorne Weil
A. Lorne Weil	Executive Chairman	March 10, 2020

/s/ Daniel B. Silvers
Daniel B. Silvers	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020

/s/ George Peng
George Peng	Chief Financial Officer, Treasurer and Secretary ( Principal Financial and Accounting Officer)	March 10, 2020

/s/ Marc J. Falcone
Marc J. Falcone	Director	March 10, 2020

/s/ Steven M. Rittvo
Steven M. Rittvo	Director	March 10, 2020

/s/ David L. Weinstein
David L. Weinstein	Director	March 10, 2020