Form 10-Q
period 2020-03-31
Leisure Acquisition Corp.
filed 2020-05-07
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38306

LEISURE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 West 57th Street, Suite 415 New York, New York	10107
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 7, 2020, there were 7,038,573 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$167,951	$1,061,151
Prepaid expenses	42,375	—
Prepaid income taxes	63,946	138,571
Total Current Assets	274,272	1,199,722

Cash and marketable securities held in Trust Account	61,327,451	195,312,177
TOTAL ASSETS	$61,601,723	$196,511,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities – Accounts payable and accrued expenses	$3,494,215	$2,771,045
Total Current Liabilities	3,494,215	2,771,045

Promissory note	566,268	566,268
Convertible promissory notes – related parties	1,000,000	—
Due to stockholders	40,000,000	—
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	52,060,483	10,337,313

Commitments

Common stock subject to possible redemption, 433,788 and 17,501,073 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	4,541,236	181,174,585

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,604,785 and 6,375,178 shares issued and outstanding (excluding 433,788 and 17,501,073 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	660	638
Additional paid-in capital	2,892,404	2,542,569
Retained earnings	2,106,940	2,456,794
Total Stockholders’ Equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,601,723	$196,511,899

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$915,183	$189,174
Loss from operations	(915,183)	(189,174)

Other income:
Interest income	639,954	1,179,970
Unrealized loss on marketable securities held in Trust Account	—	(527)
Other income, net	639,954	1,179,443

(Loss) income before provision for income taxes	(275,229)	990,269
Provision for income taxes	(74,625)	(214,356)
Net (loss) income	$(349,854)	$775,913

Weighted average shares outstanding, basic and diluted (1)	6,375,178	6,039,072

Basic and diluted net loss per common share (2)	$(0.07)	$(0.04)

(1)	Excludes an aggregate of 433,788 and 18,952,136 shares subject to possible redemption at March 31, 2020 and 2019, respectively.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $109,662 and $1,026,960 for the three months ended March 31, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	6,375,178	$638	$2,542,569	$2,456,794	$5,000,001

Change in value of common stock subject to possible redemption	229,607	22	349,835	—	349,857

Net loss	—	—	—	(349,854)	(349,854)

Balance – March 31, 2020 (unaudited)	6,604,785	$660	$2,892,404	$2,106,940	$5,000,004

THREE MONTHS ENDED MARCH 31, 2019

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,039,072	$604	$2,908,557	$2,090,840	$5,000,001

Change in value of common stock subject to possible redemption	8,792	1	(775,914)	—	(775,913)

Net income	—	—	—	775,913	775,913

Balance – March 31, 2019 (unaudited)	6,047,864	$605	$2,132,643	$2,866,753	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(349,854)	$775,913
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(639,954)	(1,179,970)
Unrealized loss on marketable securities held in Trust Account	—	527
Deferred tax (benefit) provision	—	(1,874)
Changes in operating assets and liabilities:
Prepaid expenses	(42,375)	(17,500)
Prepaid income taxes	74,625	170,535
Accounts payable and accrued expenses	723,170	(87,692)
Income taxes payable	—	45,695
Net cash used in operating activities	(234,388)	(294,366)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,698,862)	—
Cash withdrawn from Trust Account for redemption of common stock	136,283,492	—
Cash withdrawn from Trust Account for franchise taxes	40,050	151,204
Net cash provided by investing activities	134,624,680	151,204

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	1,000,000	—
Redemption of common stock	(136,283,492)	—
Payment of offering costs	—	(8,640)
Net cash used in financing activities	(135,283,492)	(8,640)

Net Change in Cash	(893,200)	(151,802)
Cash – Beginning	1,061,151	1,658,398
Cash – Ending	$167,951	$1,506,596

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(349,857)	$775,913
Due to stockholders for redemption of common stock	$40,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

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

At March 31, 2020, the Company had not yet commenced operations. All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of GTWY Holdings Limited, a Canadian corporation (“GTWY Holdings”) (see Note 6).

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

Transaction costs amounted to $11,548,735, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $548,735 of Initial Public Offering costs. In addition, at March 31, 2020, cash of $167,951 was held outside of the Trust Account and is available for working capital purposes.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

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

The Company has until June 30, 2020 to consummate a Business Combination or such later date to the extent its stockholders approve an extension (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering.

On November 26, 2019, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from December 5, 2019 to April 5, 2020 (the “Initial Extended Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 1,123,749 shares of the Company’s common stock. As a result, an aggregate of $11,583,473 (or approximately $10.31 per share) was released from the Company’s Trust Account to pay such stockholders

The Company agreed to contribute (the “Contribution”) $0.03 for each share of the Company’s common stock that did not redeem in connection with the extension for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on December 6, 2019 and on the 6th day of each subsequent month through the Initial Extended Date). On each of December 5, 2019, January 3, 2020, February 4, 2020 and March 4, 2020, the Company made a Contribution of $0.03 for each of the public shares outstanding, for an aggregate Contribution of $2,265,151, which amounts were deposited into the Trust Account.

On December 5, 2019, the Company entered into an expense advancement agreement (the “GTWY Expense Advance Agreement”) with GTWY Holdings (“Potential Target”), pursuant to which the Potential Target committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to the Potential Target (see Note 5).

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

On March 26, 2020, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from April 5, 2020 to June 30, 2020 (the “Extended Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 16,837,678 shares of the Company’s common stock. As a result, an aggregate of $176,283,492 (or approximately $10.47 per share) was released from the Company’s Trust Account to pay such stockholders and 7,038,573 shares of common stock are now issued and outstanding. Of the amount paid to redeeming stockholders, $136,283,492 was paid as of March 31, 2020 and the balance of $40,000,000 was paid on April 1, 2020. As such, the amount due to stockholders of $40,000,000 as of March 31, 2020 is reflected as “Due to stockholders” in the accompanying condensed balance sheets.

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

Liquidity and Going Concern

As of March 31, 2020, the Company had $167,951 in its operating bank accounts, $61,327,451 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $3,233,889, which excludes $63,946 of prepaid income taxes and $50,000 of franchise taxes payable that will be paid from interest earned on the Trust Account.

On January 15, 2020, the Company issued unsecured promissory notes (the “Promissory Notes”) for an aggregate amount of $1,000,000 to its Sponsors and HG Vora. The Company used the funds received to fund its working capital requirements and to fund required Contributions to its Trust Account in connection with the extension of the date by which the Company must complete its Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsors, HG Vora, stockholders, officers, directors, or third parties. The Company’s Sponsors and HG Vora may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2020, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 10, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in a money market fund that invests primarily in U.S. Treasury Bills. Through March 31, 2020, the Company withdrew $1,714,842 of interest income from the Trust Account, of which $40,050 was withdrawn during the three months ended March 31, 2020, to pay franchise taxes.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of (27)% differs from the statutory tax rate of 21% for the three months ended March 31, 2020 primarily due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for a Business Combination. The effective tax rate of 22% differs from the statutory tax rate of 21% for the three months ended March 31, 2019 due to true-up adjustments from the prior year tax returns.

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

Net loss per common share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 16,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(349,854)	$775,913
Less: Income attributable to common stock subject to possible redemption	(109,662)	(1,026,960)
Adjusted net loss	(459,516)	(251,047)

Weighted average common shares outstanding, basic and diluted	6,375,178	6,039,072

Basic and diluted net loss per common share	$(0.07)	$(0.04)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company will pay Hydra Management, LLC a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For each of the three months ended March 31, 2020 and 2019, the Company incurred $30,000 in fees for these services. As of March 31, 2020 and December 31, 2019, $41,000 and $17,000, respectively, is included in accounts payable and accrued expenses in the accompanying balance sheets.

Promissory Note

On December 5, 2019, the Company entered into the GTWY Expense Advance Agreement, pursuant to which the Potential Target committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note (the “Note”) to the Potential Target. The Note does not bear interest. If the Company completes an initial Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, amounts borrowed under the Note would be repaid only out of funds held by the Company outside the Trust Account. At March 31, 2020, there was $566,268 outstanding under the Note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued to the Funding Parties (see below), pursuant to an expense advance agreement dated December 1, 2017. The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). The Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion, up to $1,000,000 of the Working Capital Loans may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On January 15, 2020, the Company issued the Promissory Notes to the Sponsors and HG Vora. The Promissory Notes are non-interest bearing. The funds received may be used by the Company to fund the working capital requirements and to fund required Contributions to the Trust Account in connection with the previously approved Extended Date. In the event that the Company is unable to complete an initial Business Combination, the Company may use a portion of the working capital held outside its Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. The loans are convertible into warrants to purchase shares of common stock, at a price of $1.00 per warrant, at the option of the Sponsors and HG Vora. The warrants would be identical to the Private Placement Warrants. As of March 31, 2020, there was $1,000,000 outstanding under the Promissory Notes.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

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

Contingent Forward Purchase Contract

On December 1, 2017, the strategic investor entered into a contingent forward purchase contract (the “Contingent Forward Purchase Contract”) with the Company to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of the Business Combination, 6,250,000 Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit. On December 27, 2019, the Contingent Forward Purchase Contract was amended to provide that the Contingent Forward Purchase Contract will terminate effective upon the closing in connection with the proposed business combination with GTWY Holdings. As part of the Transaction (as defined below), on December 27, 2019, the strategic investor entered into the Strategic Investor Subscription Agreement, in similar form to and to replace the Contingent Forward Purchase Contract, with GTWY Holdings pursuant to which, among other things the strategic investor agreed to purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one GTWY Holdings Share and one-half of one GTWY Holdings Warrant) for a purchase price of $10.00 per unit.

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

GTWY Holdings’ stockholders as of immediately prior to the Arrangement Effective Time (as defined in the Merger Agreement) will be entitled to receive a cash distribution in an aggregate amount equal to GTWY Pre-Closing Distribution Amount (as defined in the Merger Agreement). In addition, GTWY Holdings’ issued and outstanding share capital as of immediately prior to the Arrangement Effective Time, which is expected to have an aggregate value of $222,917,162 (subject to certain adjustments for transaction expenses and deduction of GTWY Pre-Closing Distribution Amount, as further described in the Merger Agreement), will, at the closing of the transactions contemplated by the Merger Agreement (collectively, the “Transactions”), be converted into a number of common shares of GTWY Holdings calculated based on a reference price of $10.00 per share, and retained by GTWY’s existing stockholders.

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At March 31, 2020 and December 31, 2019, there were 6,604,785 and 6,375,178 shares of common stock issued and outstanding, respectively, excluding 433,788 and 17,501,073 shares of common stock subject to possible redemption, respectively.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$61,327,451	$202,915,739

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Leisure Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsors” refer, collectively, to Hydra Management, LLC (the “Hydra Sponsor”) and Matthews Lane Capital Partners LLC (the “Matthews Lane Sponsor”), and references to the “strategic investor” or “HG Vora” refer to HG Vora Capital Management LLC on behalf of one or more funds or accounts managed by it. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On November 26, 2019, the Company held a special meeting of stockholders at which our stockholders approved extending our Combination Period deadline from December 5, 2019 to April 5, 2020 (the “First Extension”). Our public stockholders were able to elect to redeem their shares in connection with the First Extension for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Special Meeting, we agreed to make Contributions of $0.03 for each public share that was not redeemed by stockholders for each monthly period or portion thereof that is needed to complete a business combination (commencing on December 6, 2019 and on the 6th day of each subsequent month through the end of the First Extension), subject to certain conditions. The number of shares of redeemed by public stockholders in connection with the First Extension was 1,123,749 for an aggregate cash redemption amount of $11,583,473.

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

On March 26, 2020, we held a special meeting pursuant to which our stockholders approved extending the Combination Period from April 5, 2020 to June 30, 2020 (the “Extended Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 16,837,678 shares of our common stock. As a result, an aggregate of $176,283,492 (or approximately $10.47 per share) was released from our Trust Account to pay such stockholders. Of the amount paid to redeeming stockholders, $136,283,492 was paid as of March 31, 2020 and the balance of $40,000,000 was paid in April 2020.

The Company is incurring significant costs in the pursuit of its acquisition plans. We may be required to seek additional resources in the future to fund general corporate purposes and cannot assure you that our plans to complete the Transactions will be successful.

Results of Operations

Our only activities from inception through March 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination and activities in connection with the Transactions. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had a net loss of $349,854, which consists of operating costs of $915,183 and a provision for income taxes of $74,625, offset by interest income on marketable securities held in the Trust Account of $639,954.

For the three months ended March 31, 2019, we had net income of $775,913, which consists of interest income on marketable securities held in the Trust Account of $1,179,970, offset by operating costs of $189,174, an unrealized loss on marketable securities held in our Trust Account of $527 and a provision for income taxes of $214,356.

Liquidity and Capital Resources

As of March 31, 2020, we had marketable securities held in the Trust Account of $61,327,451 (including $697,092 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through March 31, 2020, we withdrew $1,714,842 of interest earned on the Trust Account to pay franchise and income taxes, of which $40,050 was withdrawn during the three months ended March 31, 2020.

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

As of March 31, 2020, we had cash of $167,951 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, and we have also used such funds to make Contributions to the Trust Account in connection with the First Extension (see “Recent Developments” above).

For the three months ended March 31, 2020, cash used in operating activities was $234,388. Net loss of $349,854 includes interest earned on marketable securities held in the Trust Account of $639,954. Changes in operating assets and liabilities provided $755,420 of cash from operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $294,366. Net income of $775,913 was affected by interest earned on marketable securities held in the Trust Account of $1,179,970, an unrealized loss on marketable securities held in our Trust Account of $527 and a deferred tax provision of $1,874. Changes in operating assets and liabilities provided $111,038 of cash from operating activities.

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY pursuant to which GTWY Holding committed to provide $566,288 to fund Contributions to the Trust Account. representing the amount needed to fund the first monthly Contribution during First Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial Business Combination, the amount borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account released to it. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019.

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

As of March 31, 2020, we had $167,951 in our operating bank accounts, $61,327,451 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $3,233,889, which excludes $63,946 of prepaid income taxes and $50,000 of franchise taxes payable that will be paid from interest earned on the Trust Account.

We will need to raise additional capital through loans or additional investments from our sponsors, HG Vora, stockholders, officers, directors, or third parties. Our sponsors and HG Vora may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 30, 2020, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance sheet financing arrangements

As of March 31, 2020, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of March 31, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Hydra sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to us. We began incurring these fees on December 1, 2017 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Common stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as described below, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (“COVID-19”) outbreak.

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” The outbreak of COVID-19 has resulted in a widespread health crisis, adversely affecting economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected by the COVID-19 outbreak. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination, or the completion of a transaction with a potential target business, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 , including its impact on the economy and financial markets, continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(a)	Second Amended and Restated Certificate of Incorporation (1)
3.1(b)	Amendment dated December 5, 2019 to the Second Amended and Restated Certificate of Incorporation (2)
3.1(c)	Amendment dated March 26, 2020 to the Second Amended and Restated Certificate of Incorporation, as amended (3)
10.1	Amendment dated March 26, 2020 to the Investment Management Trust Agreement dated December 1, 2017, as amended, between the Company and the Continental Stock Transfer & Trust Company (3)
10.2	Form of Promissory Note dated January 15, 2020 relating to the Expense Advancement Agreement dated December 1, 2017 between the Company, HG Vora Special Opportunities Master Fund, Ltd., Hydra Management, LLC and Matthews Lane Capital Partners LLC (4)
10.3	Amendment dated January 30, 2020 to the Transaction Support Agreement dated December 27, 2019 by and among the Company, GTWY Holdings Limited and the support parties named therein (5)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 5, 2017 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2019 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 31, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 17, 2020 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 31, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEISURE ACQUISITION CORP.

Date: May 7, 2020	/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)