Form 10-Q
period 2020-06-30
Leisure Acquisition Corp.
filed 2020-08-07
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 7, 2020, there were 6,262,283 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$123,883	$1,061,151
Prepaid expenses	62,450	—
Prepaid income taxes	—	138,571
Total Current Assets	186,333	1,199,722

Cash and marketable securities held in Trust Account	13,225,718	195,312,177
TOTAL ASSETS	$13,412,051	$196,511,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$163,687	$2,771,045
Income taxes payable	629,914	—
Total Current Liabilities	793,601	2,771,045

Promissory note	566,268	566,268
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	8,359,869	10,337,313

Commitments

Common stock subject to possible redemption, 5,156 and 17,501,073 shares at redemption value at June 30, 2020 and December 31, 2019, respectively	52,179	181,174,585

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,257,127 and 6,375,178 shares issued and outstanding (excluding 5,156 and 17,501,073 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	626	638
Additional paid-in capital	282,203	2,542,569
Retained earnings	4,717,174	2,456,794
Total Stockholders’ Equity	5,000,003	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,412,051	$196,511,899

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$71,672	$625,938	$986,855	$815,112
Loss from operations	(71,672)	(625,938)	(986,855)	(815,112)

Other income:
Interest income	77,559	1,209,556	717,513	2,389,526
Unrealized gain on marketable securities held in Trust Account	—	62,498	—	61,971
Forgiveness of debt	3,298,207	—	3,298,207	—
Other income	3,375,766	1,272,054	4,015,720	2,451,497

Income before provision for income taxes	3,304,094	646,116	3,028,865	1,636,385
Provision for income taxes	(693,860)	(227,214)	(768,485)	(441,570)
Net income	$2,610,234	$418,902	2,260,380	1,194,815

Weighted average shares outstanding, basic and diluted (1)	6,604,785	6,047,864	6,489,982	6,043,492

Basic and diluted net income (loss) per common share (2)	$0.40	$(0.09)	$0.35	(0.10)

(1)	Excludes an aggregate of 5,156 and 18,899,782 shares subject to possible redemption at June 30, 2020 and 2019, respectively.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $0 and $940,124 for the three months ended June 30, 2020 and 2019, and $0 and $1,804,881 for the six months ended June 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	6,375,178	$638	$2,542,569	$2,456,794	$5,000,001

Change in value of common stock subject to possible redemption	229,607	22	349,835	—	349,857

Net loss	—	—	—	(349,854)	(349,854)

Balance – March 31, 2020	6,604,785	660	2,892,404	2,106,940	5,000,004

Change in value of common stock subject to possible redemption	(347,658)	(34)	(3,610,201)	—	(3,610,235)

Issuance of warrants in connection with conversion of promissory note – related parties	—	—	1,000,000	—	1,000,000

Net income	—	—	—	2,610,234	2,610,234

Balance – June 30, 2020	6,257,127	$626	$282,203	$4,717,174	$5,000,003

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,039,072	$604	$2,908,557	$2,090,840	$5,000,001

Change in value of common stock subject to possible redemption	8,792	1	(775,914)	—	(775,913)

Net income	—	—	—	775,913	775,913

Balance – March 31, 2019	6,047,864	605	2,132,643	2,866,753	5,000,001

Change in value of common stock subject to possible redemption	52,354	5	(418,907)	—	(418,902)

Net income	—	—	—	418,902	418,902

Balance – June 30, 2019	6,100,218	$610	$1,713,736	$3,285,655	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$2,260,380	$1,194,815
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(717,513)	(2,389,526)
Unrealized gain on marketable securities held in Trust Account	—	(61,971)
Forgiveness of debt	(3,298,207)	—
Deferred tax provision	—	11,250
Changes in operating assets and liabilities:
Prepaid expenses	(62,450)	20,000
Prepaid income taxes	138,571	170,535
Accounts payable and accrued expenses	690,849	316,307
Income taxes payable	629,914	11,785
Net cash used in operating activities	(358,456)	(726,805)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,698,862)	—
Cash withdrawn from Trust Account for redemption of common stock	184,382,784	—
Cash withdrawn from Trust Account for franchise taxes and income taxes	120,050	479,204
Net cash provided by investing activities	182,803,972	479,204

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	1,000,000	—
Redemption of common stock	(184,382,784)	—
Payment of offering costs	—	(8,640)
Net cash used in financing activities	(183,382,784)	(8,640)

Net Change in Cash	(937,268)	(256,241)
Cash – Beginning	1,061,151	1,658,398
Cash – Ending	$123,883	$1,402,157

Supplementary cash flow information:
Cash paid for income taxes	$—	$248,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$3,260,378	$1,194,815
Issuance of warrants in connection with conversion of promissory note – related party	$1,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

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

At June 30, 2020, the Company had not yet commenced operations. All activity through June 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated acquisition of GTWY Holdings Limited, a Canadian corporation (“GTWY Holdings”).

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

Transaction costs amounted to $11,548,735, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $548,735 of Initial Public Offering costs. In addition, at June 30, 2020, cash of $123,883 was held outside of the Trust Account and is available for working capital purposes.

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
JUNE 30, 2020

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

The Company has until December 1, 2020 to consummate a Business Combination or such later date to the extent its stockholders approve an extension (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering.

On November 26, 2019, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from December 5, 2019 to April 5, 2020 (the “Initial Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 1,123,749 shares of the Company’s common stock. As a result, an aggregate of $11,583,473 (or approximately $10.31 per share) was released from the Company’s Trust Account to pay such stockholders

The Company agreed to contribute (the “Contribution”) $0.03 for each share of the Company’s common stock that did not redeem in connection with the extension for each monthly period or portion thereof that is needed to complete a Business Combination (commencing on December 6, 2019 and on the 6th day of each subsequent month through the Initial Extension Date). On each of December 5, 2019, January 3, 2020, February 4, 2020 and March 4, 2020, the Company made a Contribution of $0.03 for each of the public shares outstanding, for an aggregate Contribution of $2,265,151, which amounts were deposited into the Trust Account.

On December 5, 2019, the Company entered into an expense advancement agreement with GTWY Holdings (the “GTWY Expense Advance Agreement”), pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings (see Note 5).

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

On January 15, 2020, the Company drew down $1,000,000 under the expense advancement agreement with the Company’s sponsors and strategic investor dated December 1, 2017 in exchange for issuing unsecured promissory notes to fund its working capital requirements and to fund required Contributions to the Trust Account. The holders had the option to convert the promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as private placement warrants. The notes were converted into warrants on June 25, 2020.

On March 26, 2020, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from April 5, 2020 to June 30, 2020 (the “Second Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 16,837,678 shares of the Company’s common stock. As a result, an aggregate of $176,283,492 (or approximately $10.47 per share) was released from the Company’s Trust Account to pay such stockholders. Of the amount paid to redeeming stockholders, $136,283,492 was paid as of March 31, 2020 and the balance of $40,000,000 was paid on April 1, 2020.

On June 26, 2020, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from June 30, 2020 to December 1, 2020 (the “Third Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 776,290 shares of the Company’s common stock. As a result, an aggregate of $8,099,292 (or approximately $10.43 per share) was released from the Company’s Trust Account to pay such stockholders and 6,262,283 shares of common stock are now issued and outstanding.

The Initial Stockholders have agreed to (i) waive their redemption rights with respect to their Founder Shares in connection with the completion of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Second Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.

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

Liquidity and Going Concern

As of June 30, 2020, the Company had $123,883 in its operating bank accounts, $13,225,718 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $22,646, which excludes $629,914 of income taxes payable that will be paid from interest earned on the Trust Account.

On June 29, 2020, the Company amended the expense advance agreement with the Company’s Sponsors and HG Vora to increase the total amount of advances available to the Company under the agreement to $1,125,000 from $1,000,000. With respect to agreement, as of June 30, 2020, an aggregate of $1,000,000 of the commitment has been utilized pursuant to drawdowns in exchange for the Company issuing promissory notes in January 2020 (which were subsequently converted into warrants), and an aggregate of $125,000 of the commitment remains available for drawdown.

The Company will need to raise additional capital through loans or additional investments from its Sponsors, HG Vora, stockholders, officers, directors, or third parties. The Company’s Sponsors and HG Vora may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through December 1, 2020, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 10, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in a money market fund that invests primarily in U.S. Treasury Bills. Through June 30, 2020, the Company withdrew $1,794,842 of interest income from the Trust Account, of which $120,050 was withdrawn during the six months ended June 30, 2020, to pay franchise taxes.

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
JUNE 30, 2020

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of 25% differs from the statutory tax rate of 21% for the six months ended June 30, 2020 primarily due to the non-deductibility of transactional expenses incurred in connection with the search for potential targets for a Business Combination. The effective tax rate of 35% and 27% differs from the statutory tax rate of 21% for the three and six months ended June 30, 2019, respectively, due to true-up adjustments from the prior year tax returns.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Net Income (Loss) Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$2,610,234	$418,902	$2,260,380	$1,194,815
Less: Income attributable to common stock subject to possible redemption	—	(940,124)	—	(1,804,881)
Adjusted net income (loss)	2,610,234	(521,222)	2,260,380	(610,066)

Weighted average common shares outstanding, basic and diluted	6,604,785	6,047,864	6,489,982	6,043,492

Basic and diluted net loss per common share	$0.40	$(0.09)	$0.35	$(0.10)

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
JUNE 30, 2020

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On June 25, 2020, the Company converted $1,000,000 of the outstanding balance under the Promissory Notes into warrants to purchase 1,000,001 shares of the Company’s common stock at an exercise price of $11.50 per share.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company would pay Hydra Sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2019, the Company incurred $30,000 in fees for these services. For the six months ended June 30, 2019 the Company incurred $60,000 in fees for these services. Effective June 30, 2020, Hydra Sponsor agreed to stop charging the Company the monthly administrative fee and forgave the $71,000 outstanding balance due.

Promissory Note

On December 5, 2019, the Company entered into the GTWY Expense Advance Agreement, pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note (the “Note”) to GTWY Holdings. The Note does not bear interest. If the Company completes an initial Business Combination, the Company would repay the Note out of the proceeds of the Trust Account released to the Company. Otherwise, amounts borrowed under the Note would be repaid only out of funds held by the Company outside the Trust Account. At June 30, 2020, there was $566,268 outstanding under the Note.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advance agreement dated December 1, 2017 which were subsequently converted by the holders into warrants. An additional $125,000 remains available for drawdown by the Company pursuant to the expense advancement agreement, as amended on June 29, 2020. The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advance agreement, the Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of June 30, 2020, there were no amounts outstanding under the Working Capital Loans (the $1,000,000 previously loaned by the Funding Parties having been converted into warrants on June 25, 2020).

6. COMMITMENTS

Forgiveness of Debt

During the six months ended June 30, 2020, two of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $3,298,207.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

Contingent Forward Purchase Contract

On December 1, 2017, the strategic investor entered into a contingent forward purchase contract (the “Contingent Forward Purchase Contract”) with the Company to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of the Business Combination, 6,250,000 Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit. In connection with previously proposed business combination transaction with GTWY Holdings, an amendment to the Contingent Forward Purchase Contract was effected on December 27, 2019 to provide that the Contingent Forward Purchase Contract would terminate as of, and contingent upon, the closing of the transaction with GTWY Holdings such that the strategic investor would instead purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one GTWY Holdings Share and one-half of one GTWY Holdings Warrant) for a purchase price of $10.00 per unit. The original terms of the Contingent Forward Purchase Contract remain operative for a business combination with a target other than GTWY Holdings.

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At June 30, 2020 and December 31, 2019, there were 6,257,127 and 6,375,178 shares of common stock issued and outstanding, respectively, excluding 5,156 and 17,501,073 shares of common stock subject to possible redemption, respectively.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2020

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$13,225,718	$195,312,177

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On July 16, 2020, the Company elected to terminate the Agreement and Plan of Merger, dated December 27, 2019 (the “Merger Agreement”), with GTWY Holdings, and a related subsidiary, GTWY Merger Sub Corp. Pursuant to its terms, the Company had the ability to terminate the Merger Agreement to the extent the business combination had not been completed by July 15, 2020.
14

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

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY Holding pursuant to which GTWY Holding committed to provide $566,288 to fund Contributions to the Trust Account. representing the amount needed to fund the first monthly Contribution during Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial business combination, the amount borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account released to it. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019.

On January 6, 2020, the Company deposited $566,288 to the Trust Account to fund the required Contribution to the Trust Account for the period January 6, 2020 to February 5, 2020.

On January 15, 2020, we drew down $1,000,000 under the Expense Advancement Agreement with our sponsors and strategic investor dated December 1, 2017 to fund general corporate purposes in exchange for issuing unsecured promissory notes. The notes do not bear interest. If we complete an initial business combination, we would repay amounts borrowed under the Expense Advancement Agreement out of the proceeds of the Trust Account released to it; provided, however, that the sponsors and strategic investor have the option to convert the promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as our private placement warrants. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. On June 29, 2020, we amended the expense advance agreement to increase the total amount of advances available to us under the agreement to $1,125,000 from $1,000,000 and subsequently converted $1,000,000 outstanding under the Promissory Notes into warrants in accordance with the terms thereunder.

On each of February 4, 2020 and March 4, 2020, we deposited $566,288 into the Trust Account to fund the required Contribution to the Trust Account for the remaining monthly periods covered by the Extension.

On March 26, 2020, we held a special meeting pursuant to which our stockholders approved extending the Combination Period from April 5, 2020 to June 30, 2020 (the “Second Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 16,837,678 shares of our common stock. As a result, an aggregate of $176,283,492 (or approximately $10.47 per share) was released from our Trust Account to pay such stockholders. Of the amount paid to redeeming stockholders, $136,283,492 was paid as of March 31, 2020 and the balance of $40,000,000 was paid in April 2020.

On June 26, 2020, we held a special meeting pursuant to which our stockholders approved extending the Combination Period from June 30, 2020 to December 1, 2020 (the “Third Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 776,290 shares of our common stock. As a result, an aggregate of $8,099,292 (or approximately $10.43 per share) was released from our Trust Account to pay such stockholders and 6,262,283 shares of common stock are now issued and outstanding.

On July 16, 2020, we elected to terminate the Agreement and Plan of Merger, dated December 27, 2019 (the “Merger Agreement”), with GTWY Holdings, and a related subsidiary, GTWY Merger Sub Corp. Pursuant to its terms, we had the ability to terminate the Merger Agreement to the extent the business combination had not been completed by July 15, 2020.

We are incurring significant costs in the pursuit of its acquisition plans. We may be required to seek additional resources in the future to fund general corporate purposes and cannot assure you that our plans to complete the Transactions will be successful.

Results of Operations

Our only activities from inception through June 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination and activities in connection with the announced and subsequently terminated acquisition of GTWY Holdings. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net income of $2,610,234, which consists of the forgiveness of previously recorded professional fees of $3,298,207 and interest income on marketable securities held in the Trust Account of $77,559, offset by operating costs of $71,672 and a provision for income taxes of $693,860.

For the six months ended June 30, 2020, we had a net income of $2,260,380, which consists of the forgiveness of previously recorded professional fees of $3,298,207 and interest income on marketable securities held in the Trust Account of $717,513, offset by operating costs of $986,855 and a provision for income taxes of $768,485.

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

Liquidity and Capital Resources

As of June 30, 2020, we had marketable securities held in the Trust Account of $13,225,718 (including $451,414 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through June 30, 2020, we withdrew $1,794,842 of interest earned on the Trust Account to pay franchise and income taxes, of which $120,050 was withdrawn during the six months ended June 30, 2020.

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

As of June 30, 2020, we had cash of $123,883 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, and we have also used such funds to make Contributions to the Trust Account in connection with the First Extension (see “Recent Developments” above).

For the six months ended June 30, 2020, cash used in operating activities was $358,456. Net income of $2,260,380 includes interest earned on marketable securities held in the Trust Account of $717,513 and the forgiveness of previously recorded professional fees in the amount of $3,298,207. Changes in operating assets and liabilities provided $1,396,884 of cash from operating activities.

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

On December 1, 2017, HG Vora entered into a Contingent Forward Purchase Contract with us to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of our Business Combination, 6,250,000 Units on the same terms as the sale of Units in the Initial Public Offering at $10.00 per unit. The funds from the sale of the Private Placement Units may be used as part of the consideration to the sellers in the Business Combination; any excess funds from the Private Placement Units may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the Business Combination. HG Vora’s obligation to purchase our Units under the Contingent Forward Purchase contract is contingent upon, among other things, HG Vora approving the Business Combination, which approval can be withheld for any reason. In connection with previously proposed business combination transaction with GTWY Holdings, an amendment to the Contingent Forward Purchase Contract was effected on December 27, 2019 to provide that the Contingent Forward Purchase Contract would terminate as of, and contingent upon, the closing of the transaction with GTWY Holdings such that the strategic investor would instead purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one GTWY Holdings Share and one-half of one GTWY Holdings Warrant) for a purchase price of $10.00 per unit. The original terms of the Contingent Forward Purchase Contract remain operative for a business combination with a target other than GTWY Holdings.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advance agreement dated December 1, 2017 which were subsequently converted by the holders into warrants. An additional $125,000 remains available for drawdown by the Company pursuant to the expense advancement agreement, as amended on June 29, 2020. The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advancement agreement, Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion, could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2020, there were no amounts outstanding under the Working Capital Loans (the $1,000,000 previously loaned by the Funding Parties having been converted into warrants on June 25, 2020).

As of June 30, 2020, we had $123,883 in our operating bank accounts, $13,225,718 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $22,646, which excludes $629,914 of income taxes payable that will be paid from interest earned on the Trust Account.

We will need to raise additional capital through loans or additional investments from our sponsors, HG Vora, stockholders, officers, directors, or third parties. Our sponsors and HG Vora may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through December 1, 2020, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of June 30, 2020, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement dated December 1, 2017 to pay our Hydra sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to us until the earlier of the completion of the Business Combination and our liquidation. We began incurring these fees on December 1, 2017. Effective June 30, 2020, Hydra Sponsor agreed to stop charging the Company the monthly administrative fee and forgave the $71,000 outstanding balance due under the agreement.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent Accounting Standards

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 7, 2020, the Administrative Services Agreement between the Company and the Hydra Sponsor was amended effective June 30, 2020 pursuant to which the Hydra Sponsor agreed to stop charging the Company a monthly administrative fee of up to $10,000 for office space, utilities and secretarial and administrative support and forgave the $71,000 outstanding balance due under the agreement.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1(a)	Second Amended and Restated Certificate of Incorporation (1)
3.1(b)	Amendment dated December 5, 2019 to the Second Amended and Restated Certificate of Incorporation (2)
3.1(c)	Amendment dated March 26, 2020 to the Second Amended and Restated Certificate of Incorporation, as amended (3)
3.1(d)	Amendment dated June 29, 2020 to the Second Amended and Restated Certificate of Incorporation, as amended on December 5, 2019 and March 26, 2020 (4)
10.1	Amendment dated June 29, 2020 to the Investment Management Trust Agreement, dated December 1, 2017 and as amended on December 5, 2019 and March 26, 2020, by and between the Company and the Continental Stock Transfer & Trust Company (4)
10.2	Amendment dated June 29, 2020 to the Expense Advancement Agreement, dated December 1, 2017, by and between the Company and Hydra Management, LLC, MLCP GLL Funding LLC and HG Vora Special Opportunities Master Fund, Ltd. (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 5, 2017 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 9, 2019 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 31, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 30, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEISURE ACQUISITION CORP.

Date: August 7, 2020	/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

