Form 10-Q
period 2020-09-30
Leisure Acquisition Corp.
filed 2020-11-09
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 9, 2020, there were 6,262,283 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current Assets
Cash	$53,492	$1,061,151
Prepaid expenses	48,325	—
Prepaid income taxes	—	138,571
Total Current Assets	101,817	1,199,722

Cash and marketable securities held in Trust Account	13,187,558	195,312,177
TOTAL ASSETS	$13,289,375	$196,511,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$326,425	$2,771,045
Income taxes payable	125,677	—
Total Current Liabilities	452,102	2,771,045

Promissory note	566,268	566,268
Deferred underwriting fee payable	7,000,000	7,000,000
Total Liabilities	8,018,370	10,337,313

Commitments

Common stock subject to possible redemption, 26,189 and 17,501,073 shares at redemption value at September 30, 2020 and December 31, 2019, respectively	270,999	181,174,585

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,257,127 and 6,375,178 shares issued and outstanding (excluding 5,156 and 17,501,073 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	624	638
Additional paid-in capital	63,385	2,542,569
Retained earnings	4,935,997	2,456,794
Total Stockholders’ Equity	5,000,006	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,289,375	$196,511,899

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$287,254	$584,418	$1,274,109	$1,399,530
Loss from operations	(287,254)	(584,418)	(1,274,109)	(1,399,530)

Other income (expense):
Interest income	1,840	1,107,955	719,353	3,497,481
Unrealized (loss) gain on marketable securities held in Trust Account	—	(19,496)	—	42,475
Forgiveness of debt	—	—	3,298,207	—
Other income, net	1,840	1,088,459	4,017,560	3,539,956

(Loss) income before provision for income taxes	(285,414)	504,041	2,743,451	2,140,426
Benefit (provision) for income taxes	504,237	(14,318)	(264,248)	(455,888)
Net income	$218,823	$489,723	2,479,203	1,684,538

Weighted average shares outstanding, basic and diluted (1)	6,257,127	6,100,218	6,411,797	6,062,609

Basic and diluted net income (loss) per common share (2)	$0.03	$(0.08)	$0.39	(0.18)

(1)	Excludes an aggregate of 26,189 and 18,860,476 shares subject to possible redemption at September 30, 2020 and 2019, respectively.
(2)	Net loss per common share - basic and diluted excludes income attributable to common stock subject to possible redemption of $209,175 and $965,765 for the three months ended September 30, 2020 and 2019, respectively, and $2,471,558 and $2,766,826 for the nine months ended September 30, 2020 and 2019, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	6,375,178	$638	$2,542,569	$2,456,794	$5,000,001

Change in value of common stock subject to possible redemption	229,607	22	349,835	—	349,857

Net loss	—	—	—	(349,854)	(349,854)

Balance – March 31, 2020	6,604,785	660	2,892,404	2,106,940	5,000,004

Change in value of common stock subject to possible redemption	(347,658)	(34)	(3,610,201)	—	(3,610,235)

Issuance of warrants in connection with conversion of promissory note – related parties	—	—	1,000,000	—	1,000,000

Net income	—	—	—	2,610,234	2,610,234

Balance – June 30, 2020	6,257,127	$626	$282,203	$4,717,174	$5,000,003

Change in value of common stock subject to possible redemption	(21,033)	(2)	(218,818)		(218,820)

Net income	—	—	—	218,823	218,823

Balance – September 30, 2020	6,236,094	$624	$63,385	$4,935,997	$5,000,006

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,039,072	$604	$2,908,557	$2,090,840	$5,000,001

Change in value of common stock subject to possible redemption	8,792	1	(775,914)	—	(775,913)

Net income	—	—	—	775,913	775,913
Balance – March 31, 2019	6,047,864	605	2,132,643	2,866,753	5,000,001

Change in value of common stock subject to possible redemption	52,354	5	(418,907)	—	(418,902)

Net income	—	—	—	418,902	418,902
Balance – June 30, 2019	6,100,218	610	1,713,736	3,285,655	5,000,001

Change in value of common stock subject to possible redemption	39,306	4	(489,727)	—	(489,723)

Net income	—	—	—	489,723	489,723
Balance – September 30, 2019	6,139,524	$614	$1,224,009	$3,775,378	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$2,479,203	$1,684,538
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(719,353)	(3,497,481)
Unrealized gain on marketable securities held in Trust Account	—	(42,475)
Forgiveness of debt	(3,298,207)	—
Deferred tax provision	—	7,156
Changes in operating assets and liabilities:
Prepaid expenses	(48,325)	56,569
Prepaid income taxes	138,571	96,732
Accounts payable and accrued expenses	853,587	695,925
Income taxes payable	125,677	—
Net cash used in operating activities	(468,847)	(999,036)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,698,862)	—
Cash withdrawn from Trust Account for redemption of common stock	184,382,784	—
Cash withdrawn from Trust Account for franchise taxes and income taxes	160,050	623,204
Net cash provided by investing activities	182,843,972	623,204

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	1,000,000	—
Redemption of common stock	(184,382,784)	—
Payment of offering costs	—	(8,640)
Net cash used in financing activities	(183,382,784)	(8,640)

Net Change in Cash	(1,007,659)	(384,472)
Cash – Beginning	1,061,151	1,658,398
Cash – Ending	$53,492	$1,273,926

Supplementary cash flow information:
Cash paid for income taxes	$—	$352,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$3,479,198	$1,684,538
Issuance of warrants in connection with conversion of promissory note – related party	$1,000,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Leisure Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 11, 2017. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, with one or more operating businesses or assets (a “Business Combination”).

At September 30, 2020, the Company had not yet commenced operations. All activity through September 30, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the previously proposed business combination with GTWY Holdings Limited, a Canadian corporation (“GTWY Holdings”), which was terminated on July 16, 2020.

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

Transaction costs amounted to $11,548,735, consisting of $4,000,000 of underwriting fees, $7,000,000 of deferred underwriting fees and $548,735 of Initial Public Offering costs. In addition, at September 30, 2020, cash of $53,492 was held outside of the Trust Account and is available for working capital purposes.

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
SEPTEMBER 30, 2020

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

On November 26, 2019, the Company held a special meeting pursuant to which the Company’s stockholders approved extending the Combination Period from December 5, 2019 to April 5, 2020 (the “Initial Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 1,123,749 shares of the Company’s common stock. As a result, an aggregate of $11,583,473 (or approximately $10.31 per share) was released from the Company’s Trust Account to pay such stockholders

The Company agreed to contribute (the “Contribution”) $0.03 for each share of the Company’s common stock that did not redeem in connection with the extension for each of the four monthly periods covered by the extension (commencing on December 6, 2019 through the Initial Extension Date), subject to certain conditions. On each of December 5, 2019, January 3, 2020, February 4, 2020 and March 4, 2020, the Company made a Contribution of $0.03 for each of the public shares outstanding, for an aggregate Contribution of $2,265,151, which amounts were deposited into the Trust Account.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

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

Special Meeting to Extend Combination Period

The Company has scheduled a special meeting in lieu of the 2020 annual meeting of stockholders for November 24, 2020, pursuant to which, among other matters, it will seek stockholder approval to extend the Combination Period from December 1, 2020 to June 30, 2021 (the “Extension Meeting”). The Company’s public stockholders will be able to elect to redeem their shares in connection with the Extension Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any deposits made into the Trust Account for extension payments and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes). If the Company does not obtain stockholder approval and is unable to complete a Business Combination by December 1, 2020, the Company would wind up its affairs and liquidate.

Liquidity and Going Concern

As of September 30, 2020, the Company had $53,492 in its operating bank accounts, $13,187,558 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $224,608, which excludes $125,677 of income taxes payable that will be paid from interest earned on the Trust Account.

As of September 30, 2020, the Company had $125,000 available for drawdown under the Company’s expense advancement agreement with the Company’s Sponsors and HG Vora (see “Related Party Loans” in Note 5).

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
SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 10, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in a money market fund that invests primarily in U.S. Treasury Bills. Through September 30, 2020, the Company withdrew $1,834,842 of interest income from the Trust Account, of which $160,050 was withdrawn during the nine months ended September 30, 2020, to pay franchise taxes.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of 177% and 10% differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 primarily due to the reversal of previously recorded permanent differences for transactional expenses incurred in connection with the now terminated GTWY Holdings acquisition. The effective tax rate of 3% and 21% differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2019, respectively, due to true-up adjustments from the prior year tax returns.

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

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of Net Income (Loss) Per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$218,823	$489,723	$2,479,203	$1,684,538
Less: Income attributable to common stock subject to possible redemption	(9,648)	(965,765)	(7,645)	(2,766,826)
Adjusted net income (loss)	209,175	(476,042)	2,471,558	(1,082,288)

Weighted average common shares outstanding, basic and diluted	6,257,127	6,100,218	6,411,797	6,062,609

Basic and diluted net income (loss) per common share	$0.03	$(0.08)	$0.39	$(0.18)

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
SEPTEMBER 30, 2020

(Unaudited)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. On June 25, 2020, the Company’s Sponsors and HG Vora converted the Promissory Notes issued to them on January 15, 2020 pursuant to a drawdown by the Company under the expense advancement agreement in the aggregate amount of $1,000,000 into warrants to purchase 1,000,001 shares of the Company’s common stock at an exercise price of $11.50 per share.

5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 11, 2017, the Company issued an aggregate of 7,187,500 shares of common stock to the Initial Stockholders (“Founder Shares”) for an aggregate purchase price of $25,000. On December 5, 2017, certain of the Initial Stockholders surrendered and returned to the Company, for nil consideration, an aggregate of 1,437,500 Founder Shares, which were cancelled, leaving an aggregate of 5,750,000 Founder Shares outstanding. The 5,750,000 Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Public Shares in the Initial Public Offering). The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited, resulting in 5,000,000 Founder Shares outstanding.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company would pay Hydra Sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2019, the Company incurred $30,000 in fees for these services. For the nine months ended September 30, 2019 the Company incurred $60,000 in fees for these services. Effective June 30, 2020, Hydra Sponsor agreed to stop charging the Company the monthly administrative fee and forgave the $71,000 outstanding balance due.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advancement agreement dated December 1, 2017 which were subsequently converted by the holders into warrants on June 25, 2020. The expense advancement agreement was amended to increase the total amount of advances available to the Company under the agreement by $125,000 on June 29, 2020 and by an additional $75,000 on October 26, 2020, for a total of $200,000, of which the Company drew down $75,000 pursuant to promissory notes issued in October 2020 and $125,000 remains available for drawdown (see Note 9). The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advancement agreement, the Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of September 30, 2020, there were no amounts outstanding under the Working Capital Loans (the $1,000,000 previously loaned by the Funding Parties having been converted into warrants on June 25, 2020). As noted above, an aggregate of $75,000 in Working Capital Loans became outstanding subsequent to the end of the quarter in October 2020 (see Note 9).

6. COMMITMENTS

Forgiveness of Debt

During the nine months ended September 30, 2020, two of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of debt in the amount of $3,298,207.

GTWY Holdings Promissory Note

On December 5, 2019, the Company entered into the GTWY Expense Advancement Agreement, pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If the Company completes an initial Business Combination, the Company would repay the note out of the proceeds of the Trust Account released to the Company. Otherwise, amounts borrowed under the note would be repaid only out of funds held by the Company outside the Trust Account. At September 30, 2020, there was $566,268 outstanding under the note.

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
SEPTEMBER 30, 2020

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

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At September 30, 2020 and December 31, 2019, there were 6,236,094 and 6,375,178 shares of common stock issued and outstanding, respectively, excluding 26,189 and 17,501,073 shares of common stock subject to possible redemption, respectively.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$13,187,558	$195,312,177

9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 26, 2020, the Company entered into a second amendment to its expense advancement agreement with the Funding Parties dated December 1, 2017, as amended, to increase the total amount of advances available to the Company under the agreement by $75,000 such that an aggregate of $200,000 was available for drawdown following the amendment. The Company issued unsecured promissory notes in October 2020 pursuant to the agreement, as amended, which cover an initial aggregate drawdown amount of $75,000 and a maximum aggregate amount of $200,000. Amounts up to the aggregate maximum amount may and are expected to be drawn down from time to time by the Company to fund its working capital requirements.

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

Recent Developments

On November 26, 2019, the Company held a special meeting of stockholders at which our stockholders approved extending our Combination Period deadline from December 5, 2019 to April 5, 2020 (the “First Extension”). Our public stockholders were able to elect to redeem their shares in connection with the First Extension for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). With respect to public shares not redeemed in connection with the Special Meeting, we agreed to make Contributions of $0.03 for each public share that was not redeemed by stockholders for each of the four monthly periods covered by the extension (commencing on December 6, 2019 through the end of the First Extension), subject to certain conditions. The number of shares of redeemed by public stockholders in connection with the First Extension was 1,123,749 for an aggregate cash redemption amount of $11,583,473.

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY Holdings pursuant to which GTWY Holdings committed to provide $566,288 to fund Contributions to the Trust Account, representing the amount needed to fund the first monthly Contribution during the First Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial business combination, the amount borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account released to it. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019.

On January 6, 2020, the Company deposited $566,288 to the Trust Account to fund the required Contribution to the Trust Account for the period January 6, 2020 to February 5, 2020.

On January 15, 2020, we drew down $1,000,000 under the Expense Advancement Agreement with our sponsors and strategic investor dated December 1, 2017 to fund general corporate purposes in exchange for issuing unsecured promissory notes. The holders had the option to convert the promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as private placement warrants. The notes were converted into warrants on June 25, 2020. Notes issued under the Expense Advancement Agreement do not bear interest. If we complete an initial business combination, we would repay amounts borrowed under the Expense Advancement Agreement out of the proceeds of the Trust Account released to it; provided, however, that the sponsors and strategic investor have the option to convert promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as our private placement warrants. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. The expense advancement agreement was amended to increase the total amount of advances available to us under the agreement by $125,000 on June 29, 2020 and by an additional $75,000 on October 26, 2020, for a total of $200,000, of which the Company drew down $75,000 in October 2020 and $125,000 remains available for drawdown.

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

Special Meeting to Extend Combination Period

We have scheduled a special meeting in lieu of the 2020 annual meeting of stockholders for November 24, 2020, pursuant to which, among other matters, we will seek stockholder approval to extend the Combination Period from December 1, 2020 to June 30, 2021 (the “Extension Meeting”). Our public stockholders will be able to elect to redeem their shares in connection with the Extension Meeting for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any deposits made into the Trust Account for extension payments and any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes). If we do not obtain stockholder approval and is unable to complete a Business Combination by December 1, 2020, we would wind up its affairs and liquidate.

Results of Operations

Our only activities from inception through September 30, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination and activities in connection with the announced and subsequently terminated acquisition of GTWY Holdings. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net income of $218,823, which consists interest income on marketable securities held in the Trust Account of $1,840, offset by operating costs of $287,254 and a benefit for income taxes of $504,237.

For the nine months ended September 30, 2020, we had a net income of $2,479,203, which consists of the forgiveness of previously recorded professional fees of $3,298,207 and interest income on marketable securities held in the Trust Account of $719,353, offset by operating costs of $1,274,109 and a provision for income taxes of $264,248.

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

Liquidity and Capital Resources

As of September 30, 2020, we had marketable securities held in the Trust Account of $13,187,558 (including $413,254 of interest income) consisting of U.S. treasury bills with a maturity of 180 days or less. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through September 30, 2020, we withdrew $1,834,842 of interest earned on the Trust Account to pay franchise and income taxes, of which $160,050 was withdrawn during the nine months ended September 30, 2020.

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

As of September 30, 2020, we had cash of $53,492 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, and we have also used such funds to make Contributions to the Trust Account in connection with the First Extension (see “Recent Developments” above).

For the nine months ended September 30, 2020, cash used in operating activities was $468,847. Net income of $2,479,203 includes interest earned on marketable securities held in the Trust Account of $719,353 and the forgiveness of previously recorded professional fees in the amount of $3,298,207. Changes in operating assets and liabilities provided $1,069,510 of cash from operating activities.

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

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY Holdings pursuant to which GTWY Holdings committed to provide $566,288 to fund Contributions to the Trust Account. representing the amount needed to fund the first monthly Contribution during the First Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial Business Combination, the amount borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account released to it. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advance agreement dated December 1, 2017 which were subsequently converted by the holders into warrants on June 25, 2020. The expense advancement agreement was amended to increase the total amount of advances available to the Company under the agreement by $125,000 on June 29, 2020 and by an additional $75,000 on October 26, 2020, for a total of $200,000, of which the Company drew down $75,000 in October 2020. The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advancement agreement, Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion, could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under the Working Capital Loans (the $1,000,000 previously loaned by the Funding Parties having been converted into warrants on June 25, 2020). As noted above, an aggregate of $75,000 in Working Capital Loans became outstanding subsequent to the end of the quarter in October 2020.

As of September 30, 2020, we had $53,492 in our operating bank accounts, $13,187,558 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $224,608, which excludes $125,677 of income taxes payable that will be paid from interest earned on the Trust Account.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2020, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement dated December 1, 2017 to pay our Hydra sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to us until the earlier of the completion of the Business Combination and our liquidation. We began incurring these fees on December 1, 2017. Effective September 30, 2020, Hydra Sponsor agreed to stop charging the Company the monthly administrative fee and forgave the $71,000 outstanding balance due under the agreement.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

On March 11, 2020, the World Health Organization officially declared the outbreak of the COVID-19 a “pandemic.” The outbreak of COVID-19 has resulted in a widespread health crisis, adversely affecting economies and financial markets worldwide. The business of any potential target business with which we consummate a business combination could be materially and adversely affected by the COVID-19 outbreak. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination, or the completion of a transaction with a potential target business, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19, including its impact on the economy and financial markets, continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

In connection with the Extension Meeting scheduled for November 24, 2020, if our stockholders approve an extension of the Combination Period from December 1, 2020 to June 30, 2021, although the Company will continue to be listed on Nasdaq, the Company may not be able to continue to meet the listing standards of Nasdaq. On December 1, 2017, the SEC declared the Company’s IPO registration statement effective and the Company’s securities became listed on Nasdaq. Under NASDAQ listing rule IM-5101-2 (the “Listing Rule”), the Company is required to complete a business combination within 36 months of the effectiveness of its IPO registration statement (i.e., by December 1, 2020) in order to remain listed on Nasdaq. There is no assurance that the Company will not receive a delisting letter from Nasdaq. Upon receipt of any such delisting letter, the Company will have the option to appeal Nasdaq’s determination. To the extent that the Company receives a delisting letter, the Company intends to appeal the Nasdaq delisting in order to permit the continued listing of the Company on Nasdaq so that the Company can consummate an initial business combination by the Extended Date. If the Company is not successful in its appeal to Nasdaq, the Company will either (1) seek to have its securities quoted on the over-the-counter market, or (2) take steps to wind down the Company. See the Risk Factor “Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.” in our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference herein.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On October 26, 2020, the Company entered into a second amendment to its expense advancement agreement with the Funding Parties dated December 1, 2017, as amended, to increase the total amount of advances available to the Company under the agreement by $75,000 such that an aggregate of $200,000 was available for drawdown following the amendment. The Company issued unsecured promissory notes in October 2020 pursuant to the agreement, as amended, which cover an initial aggregate drawdown amount of $75,000 and a maximum aggregate amount of $200,000. Amounts up to the aggregate maximum amount may and are expected to be drawn down from time to time by the Company to fund its working capital requirements.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Amendment dated August 7, 2020 to the Administrative Services Agreement between the Company and Hydra Management, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEISURE ACQUISITION CORP.

Date: November 9, 2020	/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)