Form 10-K
period 2020-12-31
Leisure Acquisition Corp.
filed 2021-03-15
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock as of the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $3.7 million.

As of March 15, 2021, there were 6,224,268 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“we,” “us,” “company”, “our company” or LACQ are to Leisure Acquisition Corp.;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided, that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“management” or our “management team” are to our executive officers and directors;

●	“Hydra sponsor” are to Hydra Management, LLC, a Delaware limited liability company, an affiliate of A. Lorne Weil, our Executive Chairman;

●	“Matthews Lane sponsor” are to Matthews Lane Capital Partners LLC, a Delaware limited liability company, an affiliate of Daniel B. Silvers, our Chief Executive Officer;

●	“sponsors” are to our Hydra sponsor and our Matthews Lane sponsor, collectively;

●	“strategic investor” or “HG Vora” means HG Vora Capital Management LLC on behalf of one or more funds or accounts managed by it;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“founders shares” are to shares of our common stock initially purchased by our initial stockholders in a private placement prior to our initial public offering;

●	“private placement warrants” are to the warrants issued to certain of our initial stockholders in a private placement simultaneously with the closing of our initial public offering; and

●	“private placement units” are to the units our strategic investor has agreed to purchase on substantially the same terms as the sale of units in our Initial Public Offering at $10.00 per unit, to occur concurrently with the consummation of our Business Combination.

●	“working capital warrants” are to the (i) warrants issued to the sponsors and strategic investor to purchase shares of our common stock in exchange for previously outstanding loans under the Expense Advancement Agreement dated December 1, 2017 among LACQ, the sponsors and the strategic investor, as amended, and (ii) warrants issued to GTWY Holdings Limited to purchase shares of our common stock issued in exchange for previously outstanding loans under the Expense Advancement Agreement dated December 5, 2019 between LACQ and Gateway Holdings Limited.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our proposed Business Combination with Ensysce Biosciences, Inc. (“Ensysce”);

●	the success of Ensysce’s business, including its ability to successfully develop its product candidates if our proposed Business Combination with Ensysce is consummated;

●	our success in retaining or recruiting, or changes required in, officers and key employees of Ensysce or our directors following our Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our Business Combination, if necessary, and to obtain additional financing to fund Ensysce’s operations and research and development if our proposed Business Combination with Ensysce is consummated;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our Business Combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

iii

PART I

Item 1. Business

Introduction

We are a blank check company incorporated on September 11, 2017 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (a “Business Combination”). We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting solely of cash and/or cash equivalents.

On January 31, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Ensysce, and EB Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of LACQ (“Merger Sub”), relating to a proposed business combination transaction between our company and Ensysce (the transactions contemplated thereunder referred to as the “Transactions”). Ensysce is a clinical stage pharmaceutical company with innovative solutions for severe pain relief while reducing the fear of and the potential for addiction, opioid misuse, abuse and overdose. Ensysce has also incorporated a 79.2%-owned subsidiary, Covistat Inc. (“Covistat”), a clinical stage pharmaceutical company that is developing a compound utilized in Ensysce’s overdose protection program for the treatment of COVID-19. The Transactions are described in more detail under the section “Our Proposed Business Combination with Ensysce” below.

Consummation of the Transactions contemplated by the Merger Agreement is subject to customary conditions of the respective parties, including the approval of the Business Combination by our stockholders.

The Merger Agreement and related agreements are further described in the Form 8-K filed by us on February 2, 2021. For additional information regarding the Merger Agreement and the Transactions, see the Registration Statement on Form S-4, as may be amended from time to time, and the Definitive Proxy Statement on Schedule 14A, each when filed by us with the Securities and Exchange Commission.

Because the period of time we have to complete our Business Combination (the “Combination Period”) will expire on June 30, 2021, it is likely that, if the proposed Business Combination with Ensysce is not consummated, we will not be able to seek another Business Combination and we will be required to liquidate. See “Redemption of Public Shares and Liquidation if No Business Combination.”

In addition, we received a notice from Nasdaq as to our continued listing on Nasdaq due, in part, to our not meeting the requirement that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of its registration statement. We were granted an extension, subject to certain milestones, through June 1, 2021 for completion of a business combination and we could be delisted from Nasdaq if we do not complete a business combination by that date. See “Item 1A. Risk Factors — The Nasdaq may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”.

Other than as specifically discussed, this report does not assume the closing of the Business Combination.

Background

On December 5, 2017, we consummated our initial public offering of 20,000,000 units (“Units”), with each unit consisting of one share of our common stock, and one-half (1/2) of one warrant, each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50. Simultaneously with the closing of the initial public offering, we consummated a private placement of 6,825,000 Private Placement Warrants at a price of $1.00 per warrant to affiliates of our sponsors, our strategic investor and certain members of our management team (the “Concurrent Private Placement”), which generated gross proceeds of $6,825,000.

Immediately following the closing of our initial public offering and the Concurrent Private Placement, $200,000,000 of the gross proceeds from the initial public offering and the Concurrent Private Placement was deposited in a U.S.-based Trust Account (the “Trust Account”) with Continental Stock Transfer and Trust Company acting as trustee (the “Trustee”). Since the completion of the initial public offering, our activity has been limited to the evaluation of business combination candidates and seeking to complete an initial business combination.

In connection with special stockholders meetings at which the completion window was extended, an aggregate of 18,775,732 public shares were redeemed for cash from the trust account, for an aggregate redemption amount of approximately $196.4 million. As of December 31, 2020, there was approximately $12,628,170 held in the trust account.

Our charter, as amended, currently provides that it will have until June 30, 2021 to complete a business combination.

Our Units, Common Stock and Warrants are listed on Nasdaq Capital Market under the symbols “LACQU,” “LACQ,” and “LACQW,” respectively.

Our Proposed Business Combination with Ensysce

Ensysce is a clinical stage pharmaceutical company with innovative solutions for severe pain relief while reducing the fear of and the potential for addiction, opioid misuse, abuse and overdose. Ensysce has also incorporated a 79.2%-owned subsidiary, Covistat, a clinical stage pharmaceutical company that is developing a compound utilized in Ensysce’s overdose protection program for the treatment of COVID-19.

On January 31, 2021, we entered into the Merger Agreement with Merger Sub, our wholly-owned subsidiary, and Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Ensysce, with Ensysce continuing as the surviving entity providing for, subject to the terms of the Merger Agreement, total Merger consideration of no more than (i) 17,500,000 shares of our common stock (includes shares issuable on conversion of the Ensysce convertible notes (other than up to $5,000,000 of newly issued Ensysce convertible notes (which are convertible notes issued after the date of the Merger Agreement) and the shares underlying the Ensysce options and Ensysce warrants) plus (ii) up to 500,000 shares of our common stock issuable in respect of the newly issued Ensysce Convertible Notes.

At the reference price of $10.00 per share of LACQ common stock, the total Merger consideration of 17,051,830 shares of LACQ common stock (based on the number of shares of Ensysce common stock outstanding at January 31, 2021) (excluding the shares underlying outstanding options and warrants of Ensysce which will be automatically converted into options and warrants to acquire shares of LACQ common stock at closing of the business combination and excluding up to 500,00 shares of LACQ common stock which may be issuable with respect to the newly issued Ensysce convertible notes would have a value of $170,518,300.

In connection with the Merger Agreement, officers and directors of Ensysce entered Lock-up Agreements pursuant to which they have agreed not to sell, transfer, pledge or otherwise dispose of shares of LACQ common stock they hold or receive for certain time periods specified therein.

Further, we and sponsors entered into a Warrant Surrender Agreement pursuant to which each of the Hydra sponsor and the Matthews Lane sponsor agreed to irrevocably forfeit and surrender 250,000 LACQ warrants immediately prior to, and contingent upon, the closing of the Merger Agreement.

The Company is incurring significant costs in the pursuit of its acquisition plans. LACQ may be required to seek additional resources in the future to fund general corporate purposes. LACQ cannot assure you that its plans to complete the Transactions will be successful.

Our Acquisition Process

In evaluating a prospective target business, our process involves conducting a thorough due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, as well as a review of financial, operational, legal and other information made available to us. We will also utilize our operational and capital planning experience. In connection with the proposed Business Combination with Ensysce, our officers and directors primary industry experience relates to the leisure sector and they do not have experience with companies in the biotechnology sector

We are not prohibited from pursuing a business combination with a company that is affiliated with our sponsors, strategic investor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our sponsors, strategic investor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that our Business Combination is fair to our company from a financial point of view.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

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

Contingent Forward Purchase Contract

On December 1, 2017, our strategic investor entered into a Contingent Forward Purchase Contract with us to purchase, in a private placement for gross proceeds of approximately $62,500,000 to occur concurrently with the consummation of the business combination, 6,250,000 units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit. The Contingent Forward Purchase Contract was waived by our strategic investor in the connection with the proposed Business Combination with Ensysce.

Effecting our Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Business Combination using cash held in the Trust Account from the proceeds of our Initial Public Offering. We may also use our capital stock, debt or a combination of these to provide capital in connection with our Business Combination. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the Trust Account, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Business Combination.

Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Business Combination. In the case of any financing in connection with closing of a Business Combination funded our tender offer documents or proxy materials disclosing the Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our Business Combination, the prospects for our success will depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Business Combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although as part of our process in reviewing potential Business Combinations, including the proposed Business Combination with Ensysce, we scrutinize the management of a prospective target business when evaluating the desirability of effecting our Business Combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business and, in connection with the proposed Business Combination with Ensysce, our officers and directors do not have experience in connection with the biotechnology sector.

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

Stockholders May Not Have the Ability to Approve Our Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. In connection with the proposed Business Combination with Ensysce, we have determined to seek stockholder approval and stockholder approval would be required to comply with Nasdaq rules. Our initial stockholders and their respective affiliates, including the sponsors and the strategic investor and directors and officers, have agreed to vote in favor of the Business Combination and have sufficient votes to approve the Business Combination without the vote of other stockholders. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed, after approval of our board, to vote their founder shares and any public shares purchased during or after our Initial Public Offering in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. There are currently 6,224,268 shares of our common stock outstanding so at least 3,112,135 shares must be voted in favor to pass the Transactions contemplated by the Merger Agreement. Our Board, officers and other initial stockholders and their respective affiliates (including the Sponsors and Strategic Investor) own of record and are entitled to vote an aggregate of 6,000,000 shares and have agreed to vote in favor of Transaction so no additional public shares are required to be voted in favor of the Transactions for it to be approved. We intend to give not less than 10 days nor more than 60 days prior written notice of any such meeting, if required, at which a vote shall be taken to approve our Business Combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction. Our initial stockholders and their respective affiliates, including the sponsors and the strategic investor and directors and officers, have agreed to vote in favor of the Business Combination and have sufficient votes to approve the Business Combination without the vote of other stockholders

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. For example, the proposed Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account ($49,202 as of December 31, 2020), or through advances available for drawdown from our sponsors and strategic investor under our Expense Advancement Agreement ($75,000 as of December 31, 2020), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay franchise and income taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $75,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

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

We will seek to reduce the possibility that our sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsors will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2020, we have approximately $49,000 available to us outside the Trust Account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $75,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

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

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Commination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Report, including the financial statements. If any of the following events occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. For more detailed risk factors related to Ensysce and the Transactions, see the Registration Statement on Schedule S-4 to be filed by the Company subsequent to the filing of this Form 10-K.

Summary Risk Factors

You should carefully consider the risks set forth in the section entitled “Risk Factors below, including, but not limited to the following:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective and since the completion of the initial public offering, our activity has been limited to the evaluation of business combination candidates and seeking to complete an initial business combination.

●	Nasdaq may delist us if we fail to meet the requirements of a Nasdaq order relating to timing relating to our proposed Business Combination with Ensysce or fail to meet other listing criteria either before or after the closing of the Merger, if the Merger is consummated.

●	The proposed business combination with Ensysce is subject to certain conditions and there can be no assurance that it will close.

●	Ensysce’s business is subject to the risk that its success is dependent on its ability to develop and commercialize its lead product candidates and other risks commonly associated with biotechnology companies and there can be no assurance that it will be successful.

●	LACQ’s officers’ and directors’ primary industry experience relates to the leisure sector and they do not have experience with companies in the biotechnology sector.

●	Past performance our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	While our proposed Business Combination will be submitted to a vote of the stockholders, our initial stockholders and their respective affiliates, including the sponsors and the strategic investor and directors and officers, have agreed to vote in favor of the proposed Business Combination Ensysce with and have sufficient votes to approve the Business Combination without the vote of other stockholders.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by COVID-19 outbreak or any future pandemic and the status of debt and equity markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

●	If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

Risks Related to our Status as a Blank Check Company and our Nasdaq Listing

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

The Nasdaq may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

The LACQ common stock and Public Warrants are currently listed on the Nasdaq and LACQ expects to apply to continue to be listed on the Nasdaq upon consummation of the business combination.

On November 30, 2020, LACQ received a notice (the “Nasdaq Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating that LACQ was not in compliance with Listing Rule IM-5101-2 (the “Rule”), which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since LACQ’s registration statement became effective on December 1, 2017, it was required to complete an initial business combination by no later than December 1, 2020. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist LACQ’s securities. In addition, the Nasdaq Notice stated that LACQ was not in compliance with Nasdaq’s minimum publicly held shares requirement under Listing Rule 5550(a)(4), which requires a listed company’s primary equity security to maintain a minimum of 500,000 publicly held shares. The Listing Qualifications Department advised LACQ that its securities would be subject to delisting unless LACQ timely requested a hearing before an independent Hearings Panel (the “Nasdaq Panel”). Following a hearing on LACQ’s appeal, the Nasdaq panel granted LACQ’s request for continued listing through June 1, 2021 on the condition that (i) on or before January 31, 2021, LACQ will have executed a definitive merger agreement; (ii) on or before March 15, 2021 (which had been extended by Nasdaq from March 1, 2021), LACQ will file a joint proxy/registration statement on Form S-4; (iii) on or before May 28, 2021, LACQ will obtain stockholder approval for the merger; and (iv) on or before June 1, 2021, LACQ will complete the merger and evidence compliance with all initial listing standards as required under Nasdaq’s listing qualifications rules. In addition, LACQ will need to comply with and continue to maintain compliance with the requirement as to number of public stockholders. LACQ is not currently in compliance with the listing condition.

There can be no assurance that LACQ will be able to obtain an additional extension from Nasdaq with respect to the conditions in Nasdaq’s grant of the appeal, meet the continued listing standards on the closing date of the business combination, or comply with the continued listing standards of Nasdaq following the business combination. If Nasdaq delists the LACQ common stock and/or Public Warrants from trading on its exchange for failure to meet the listing standards either prior to or after the closing date of the business combination, LACQ’s securityholders could face significant material adverse consequences including:

●	a limited availability of market quotations for LACQ’s securities;

●	reduced liquidity for LACQ’s securities;

●	a determination that the LACQ common stock is a “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for LACQ’s securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to our Proposed Business Combination with Ensysce

There is no assurance when or even if the Merger will be completed. Failure to obtain required approvals necessary to satisfy closing conditions may delay or prevent completion of the Merger.

Completion of the Merger is subject to the satisfaction or waiver of a number of conditions. There can be no assurance that we and Ensysce will be able to satisfy the closing conditions or that closing conditions beyond their control will be satisfied or waived. If the Merger is not completed, it is most likely that we will not be able to complete a Business Combination before the expiration of the Combination Period and we will be required to liquidate.

LACQ will be unable to close the Transactions if the redemptions of public shares result in its Tangible Net Assets being less than $5,000,001 unless it is able to obtain sufficient equity financing.

LACQ’s amended and restated certificate of incorporation, as amended, does not provide a specified maximum redemption threshold, except that in no event will LACQ redeem its public shares in an amount that would cause its Net Tangible Assets to be less than $5,000,001 (such that LACQ is not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to an initial business combination. It is also a condition to closing under the Merger Agreement that, among other things, following payment to all stockholders who have exercised their redemption rights (and after giving effect to the payment of expenses related to the Transactions that are to be paid at or after Closing (provided that LACQ can pay such expenses in equity securities and not cash)) and LACQ having cash of at least $5,000,000. If redemptions by LACQ’s public stockholders cause LACQ to be unable to meet this closing condition, then Ensysce will not be required to consummate the business combination, although they may, in their sole discretion, waive this condition. In the event that Ensysce waives this condition, LACQ does not intend to seek additional stockholder approval or to extend the time period in which its public stockholders can exercise their redemption rights. In no event, however, will LACQ close the Transactions if redemptions of public shares would cause LACQ’s Net Tangible Assets to be less than $5,000,001. If redemptions exceed this level, we will not be able to close the Transactions unless we are able to obtain a sufficient amount of equity financing to meet the Net Tangible Asset test. There can be no assurance that we will be able to do so.

Even if the Business Combination closes, there can be no assurance that the combined company will be successful and we and our stockholders will realize the benefits of the Business Combination.

The realization of the benefits in connection with the Business Combination will depend on Ensysce’s success in operating our business after completion of the Merger and developing and commercializing its product candidates, which will be subject to risks, which will be addressed in more detail in the Form S-4 to be filed by us in in connection with the business combination, including the following:

●	Ensysce is a clinical-stage pharmaceutical company with a limited operating history. Ensysce has not yet demonstrated an ability to generate revenues, obtain regulatory approvals, engage in clinical development beyond Phase 1 trials, manufacture any product on a commercial scale or arrange for a third party to do so on Ensysce’s behalf or enter into licensing arrangements to commercialize a product, or conduct sales and marketing activities necessary for successful product commercialization.

●	Ensysce has invested a significant portion of its efforts and financial resources in the research and development of its lead product candidate, and expects to continue to do so. Ensysce’s ability to generate revenues from the sale of abuse-deterrent opioid products, which may not occur at a significant level for several years, if at all, will depend heavily on the successful development, regulatory approval and eventual commercialization of this lead product candidate, as well as other product candidates it may develop.

●	Ensysce’s operations have consumed substantial amounts of cash since inception. Ensysce expects to continue to spend substantial amounts to continue the clinical and preclinical development of Ensysce’s product candidates. Accordingly, Ensysce will need to raise additional capital to complete its currently planned clinical trials and any future clinical trials and to further develop and commercialize its products.

●	Ensysce’s business will be subject to the risks commonly associated with research and development of pharmaceutical products, including risks related to:

o	Ensysce’s lead product candidates may not be successful in limiting or impeding abuse, overdose or misuse or provide additional safety upon commercialization;

o	Ensysce may experience failure or delay in completing clinical development;

o	Ensysce’s product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval;

o	Ensysce might not be able to obtain regulatory approval for its product candidates;

o	Ensysce’s clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by Ensysce or third parties; and

o	Ensysce may face issues in connection with its patent or its patents may not provide sufficient protection for its products.

The Business Combination with Ensysce is outside of LACQ’s original investment strategy.

LACQ was organized as a blank check company to identify and build a company in the leisure sector that would complement and benefit from LACQ’s management teams experience in this sector. LACQ’s officers and directors have substantial experience in evaluation the operating and financial merits of companies from a wide range of industries, but do not have experience with companies in the biotechnology sector. While we believe that proposed Business Combination with Ensysce is a in the best interests of LACQ, there can be no assurance that the review of the proposed Business Combination with Ensysce, a biotechnology company developing a pharmaceutical product, and the ability to identify the potential benefits and risks associated with Ensysce’s business, was not affected by this proposed target being outside of the LACQ management team’s and the LACQ board’s primary area of expertise.

Our management will not maintain control of Ensysce after our Business Combination, if the Business Combination is consummated.

Our stockholders prior to the Business Combination will collectively own a minority interest in the post Business Combination company, if the Business Combination is consummated, Accordingly, our management will not maintain our control of the target business. We cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Related to Searching for and Consummating a Business Combination

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

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with a Business Combination, after approval of our board, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering, in favor of our Business Combination. Our initial stockholders own shares representing approximately 96.4% (as of December 31, 2020) of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

Since our board of directors may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination. Even if we seek stockholder approval, our initial stockholders and their respective affiliates, including the sponsors and the strategic investor and directors and officers, have agreed to vote in favor of the Business Combination and have sufficient votes to approve the Business Combination without the vote of other stockholders.

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

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing (as is the case of the Merger Agreement with Ensysce), the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

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

If the funds available to us outside the Trust Account are not sufficient to fund our working capital requirements, we may be required to borrow funds from our sponsors, management team, strategic investor or other third parties to operate or may be forced to liquidate. Other than working capital loans of $1,460,000 which have been received through March 10, 2021 ($1,000,000 of which was converted into working capital warrants), none of our sponsors or strategic investor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such loans and advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our sponsors or strategic investor or an affiliate of our sponsors or strategic investor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of the Initial Public Offering and Concurrent Private Placement, as well as the private placement made by our strategic investor, will be sufficient to allow us to complete our Business Combination, such aggregate net proceeds may not be sufficient to meet the capital requirements for our Business Combination. If the net proceeds of the Initial Public Offering and Concurrent Private Placement prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses) on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business.

None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless.

Risks Related to Our Securities

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

As of December 31, 2020, we have $49,202 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate during the Combination Period assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than $10.00 per share (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our franchise and income taxes) , due to claims of such creditors. Each sponsor has agreed that it will be liable to us, jointly and severally, if and to the extent any claims by a vendor (other than our independent public accountants) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net, of the interest which may be withdrawn to pay our franchise and income tax obligations. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsors will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether each sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsors’ only substantive assets are securities of our company. We have not asked our sponsors to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsors would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

As of December 31, 2020, our initial stockholders own founder shares representing approximately 80.3% of our issued and outstanding shares of common stock and our strategic investor owns an additional 1,000,000 public shares (which were acquired as part of units purchased in our Initial Public Offering), representing aggregate ownership of 96.4% of the outstanding shares of common stock. Accordingly, our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the open market or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, because of their ownership position, our initial stockholders will continue to have considerable influence on elections for our boards of directors and will continue to exert control at least until the completion of our Business Combination.

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

We issued warrants to purchase 10,000,000 shares of our common stock as part of the units offered in our Initial Public Offering and we issued warrants to purchase an aggregate of 6,825,000 shares of common stock at $11.50 per share in the Concurrent Private Placement. Our initial stockholders currently own an aggregate of 5,000,000 founder shares. In addition, our sponsors or strategic investor made working capital loans in the aggregate amount of $1,460,000, as of March 10, 2021, of which $1,000,000 has been converted to warrants and an additional $460,000 loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In addition, we issued to GTWY Holdings Limited warrants to purchase 566,288 shares of LACQ common stock in exchange for previously outstanding loans under the GTWY Expense Advancement Agreement.

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

We are an emerging growth company within the meaning of the Securities Act, as well as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, we may also make comparison of its financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. As long as we maintain our status as an “emerging growth company,” we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Related to The Company after a Business Combination

Subsequent to the completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on our liquidity, unexpected risks may arise and previously known risks may materialize in a manner not consistent with LACQ’s risk analysis. Even though some of these charges may be non-cash items and not have an immediate impact on LACQ’s liquidity, charges of this nature could contribute to negative market perceptions about LACQ or its securities. Accordingly, LACQ’s stockholders following the business combination could suffer a reduction in the value of their shares.

We may issue additional common or preferred shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination, any one of which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 10, 2021, there were 75.4 million authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, and there were no shares of preferred stock issued and outstanding.

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

We may only be able to complete one Business Combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Risks Related to Our Sponsor, Management, Directors and Employees

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

Our initial stockholders hold in the aggregate 5,000,000 founder shares, representing 80.3% of the total outstanding shares as of December 31, 2020. The founder shares will be worthless if we do not complete our Business Combination. In addition, affiliates of our Hydra Sponsor and Matthews Lane Sponsor, our strategic investor and certain members of management hold an aggregate of 6,825,000 private placement warrants and an aggregate of 1,000,001 working capital warrants that will also be worthless if we do not complete a Business Combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed Business Combination. In addition, we may obtain loans from our sponsors, strategic investor, affiliates of our sponsors or strategic investor or an officer or director, and we may pay our sponsors, strategic investor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and consummating a Business Combination.

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

At the closing of our Business Combination, our sponsors, strategic investor, officers and directors, or any of their respective affiliates, may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations from the funds held in the Trust Account. In the event our Business Combination is completed, there is no cap or ceiling on any such reimbursement from the funds held in the Trust Account of out-of-pocket expenses incurred in connection with activities on our behalf. However, our sponsors, strategic investor, officers and directors, or any of their respective affiliates will not be eligible for any such reimbursement from the funds held in the Trust Account if our Business Combination is not completed. These financial interests of our sponsors, strategic investor, officers and directors may influence their motivation in identifying and selecting a target Business Combination and completing a Business Combination. As of December 31, 2020, the aggregate amount of unreimbursed expenses was approximately $10,000.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive office is located at 250 West 57th Street, Suite 415, New York, NY 10107. Effective June 30, 2020, the Hydra sponsor agreed to stop charging us the $10,000 monthly administrative fee that we had agreed to pay for office space, utilities and general office, receptionist and secretarial and administrative support, following our initial public offering. We consider our current office space adequate for our current operations.

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

Holders

On March 1, 2021, there was one holder of record of our units, 17 holders of record of shares of our common stock and nine holders of record of our warrants. This number does not include beneficial owners whose units, shares and/or warrants were held in street name (e.g., all of the public shares). The actual number of holders of our units, common stock and warrants is greater than this number of record holders and includes holders who are beneficial owners, but whose securities are held in street name by brokers or held by other nominees. This number of holders of record also does not include holders whose securities may be held in trust by other entities.

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

In connection with special stockholders meetings at which the completion window for a Business Combination was extended, an aggregate of 18,775,732 public shares were redeemed for cash from the trust account, for an aggregate redemption amount of approximately $196.4 million. As of December 31, 2020, there was approximately $12,628,170 held in the trust account. In addition, On January 31, 2021, the underwriters agreed to reduce the total deferred underwriting fee that is to be paid to such underwriters upon the consummation of our Business Combination to $2,000,000, which have the right, under certain situations, to pay in the form of our common stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on September 11, 2017 in Delaware and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more target businesses. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering, the sale of the Private Placement Warrants that occurred simultaneously with the completion of our Initial Public Offering, the sale of the Private Placement Units under the Contingent Forward Purchase Contract, if any (which has been waived in connection with the Business Combination with Ensysce), our capital stock, debt or a combination of cash, stock and debt.

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

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY Holdings pursuant to which GTWY Holdings committed to provide $566,288 to fund Contributions to the Trust Account, representing the amount needed to fund the first monthly Contribution during the First Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note does not bear interest. If we complete our initial business combination, the amount borrowed under the Expense Advancement Agreement would be repaid out of the proceeds of the Trust Account released to it. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019. The note was converted into warrants on January 31, 2021 at a price of $1.00 per warrant and subject to the same terms and conditions as our private placement warrants.

On January 6, 2020, the Company deposited $566,288 to the Trust Account to fund the required Contribution to the Trust Account for the period January 6, 2020 to February 5, 2020.

On January 15, 2020, we drew down $1,000,000 under the Expense Advancement Agreement with our sponsors and strategic investor dated December 1, 2017 to fund general corporate purposes in exchange for issuing unsecured promissory notes. The holders had the option to convert the promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as private placement warrants. The notes were converted into warrants on June 25, 2020. Notes issued under the Expense Advancement Agreement do not bear interest. If we complete an initial business combination, we would repay amounts borrowed under the Expense Advancement Agreement out of the proceeds of the Trust Account released to it; provided, however, that the sponsors and strategic investor have the option to convert promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as our private placement warrants. Otherwise, amounts borrowed under the Expense Advancement Agreement would be repaid only out of funds held outside the Trust Account. The expense advancement agreement was amended to increase the total amount of advances available to us under the agreement by $125,000 on June 29, 2020 and by an additional $75,000 on October 26, 2020 and an additional $100,000 on November 30, 2020, for a total of $300,000, of which we drew down $225,000 pursuant to promissory notes issued in October and November 2020, with a resulting balance of $225,000 under the promissory notes as of December 31, 2020. On February 23, 2021, we entered into the Fourth Expense Advancement Amendment to the Expense Advancement Agreement to increase the total amount of advances available to the Company under the agreement to $1,460,000. The November 2020 Promissory Notes were amended and restated on February 24, 2021 in order to reflect the incremental increase of the total amount of advances available to the Company thereunder to $460,000 from $300,000 and all of such increase was drawn on February 24, 2021.

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

On June 26, 2020, we held a special meeting pursuant to which our stockholders approved extending the Combination Period from June 30, 2020 to December 1, 2020 (the “Third Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 776,290 shares of our common stock. As a result, an aggregate of $8,099,292 (or approximately $10.43 per share) was released from our Trust Account to pay such stockholders.

On July 16, 2020, we elected to terminate the Agreement and Plan of Merger, dated December 27, 2019 (the “GTWY Merger Agreement”), with GTWY Holdings, and a related subsidiary, GTWY Merger Sub Corp. Pursuant to its terms, we had the ability to terminate the GTWY Merger Agreement to the extent the business combination had not been completed by July 15, 2020.

On November 24, 2020, our stockholders approved extending the Combination Period from December 1, 2020 to June 30, 2021 (the “Fourth Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 38,015 shares of the Company’s common stock. As a result, an aggregate of $393,380 (or approximately $10.34 per share) was released from our Trust Account to pay such stockholders, and we have 6,224,268 shares of common stock outstanding as of March 15, 2021.

NASDAQ Notice

On November 30, 2020, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that we were not in compliance with Listing Rule IM-5101-2 (the “Rule”), which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering, and that we were also not in compliance with Nasdaq’s minimum publicly held shares requirement under Listing Rule 5550(a)(4), which requires a listed company’s primary equity security to maintain a minimum of 500,000 publicly held shares.

On January 27, 2021, the Panel granted our request for continued listing of our equity securities on the Nasdaq Capital Market pursuant to an extension, subject to certain milestones, through June 1, 2021. See “Item 1A. Risk Factors — The Nasdaq may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions”.

Merger Agreement

On January 31, 2021, we entered into a Merger Agreement with Ensysce and Merger Sub, relating to a proposed business combination transaction between us and Ensysce.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Ensysce, with Ensysce surviving such merger as our wholly owned subsidiary and the stockholders of Ensysce becoming our stockholders (the “Merger”).

Ensysce’s issued and outstanding share of common stock as of immediately prior to the closing of the Merger (including shares issuable on conversion of convertible notes of Ensysce). will, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transaction”), be canceled and converted into the right to receive our common stock, calculated based on an exchange ratio of 0.06585 (the “Exchange Ratio”).

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

We are incurring significant costs in the pursuit of its acquisition plans. We may be required to seek additional resources in the future to fund general corporate purposes and cannot assure you that our plans to complete the Transactions will be successful.

Results of Operations

Our only activities from inception through December 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination and seeking to complete an initial business combination, including activities in connection with the proposed acquisition of Ensysce and the announced and subsequently terminated acquisition of GTWY Holdings. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses in connection with completing a Business Combination.

For year ended December 31, 2020, we had a net income of $2,404,519, which consists interest income on marketable securities held in the Trust Account of $719,646 and the forgiveness of accounts payable of $3,298,207, offset by operating costs of $1,368,841 and a provision for income taxes of $244,493.

For the year ended December 31, 2019, we had net income of $365,954, which consists of interest income on marketable securities held in the Trust Account of $4,249,828 offset by operating costs of $3,328,674 and a provision for income taxes of $555,200.

Liquidity and Capital Resources

As of December 31, 2020, we had marketable securities held in the Trust Account of $12,628,170 (including approximately $239,000 of interest income) consisting of money market funds. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through December 31, 2020, we withdrew $2,001,144 of interest earned on the Trust Account to pay franchise and income taxes, of which $326,352 was withdrawn during the year ended December 31, 2020.

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

As of December 31, 2020, we had cash of $49,202 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination, and we have also used such funds to make Contributions to the Trust Account in connection with the First Extension (see “Recent Developments” above).

For the year ended December 31, 2020, cash used in operating activities was $864,439. Net income of $2,404,519 was impacted by interest earned on marketable securities held in the Trust Account of $719,646 and the forgiveness of accounts payable in the amount of $3,298,207. Changes in operating assets and liabilities provided $748,895 of cash from operating activities.

For the year ended December 31, 2019, cash used in operating activities was $1,424,792. Net income of $365,954 was offset by interest earned on marketable securities held in the Trust Account of $4,249,828 and a deferred tax benefit of $1,764. Changes in operating assets and liabilities provided $2,460,846 of cash from operating activities.

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY Holdings pursuant to which GTWY Holdings committed to provide $566,288 to fund Contributions to the Trust Account. representing the amount needed to fund the first monthly Contribution during the First Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings (the “GTWY Promissory Note”). The GTWY Promissory Note does not bear interest. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019. On January 31, 2021, we entered into an amendment to the GTWY Promissory Note to permit conversion of all or a portion of the GTWY Promissory Note into warrants at a price of $1.00 per warrant. In connection with such amendment, GTWY Holdings elected to convert the full principal balance of the GTWY Promissory Note into 566,288 warrants.

On December 1, 2017, HG Vora entered into a Contingent Forward Purchase Contract with us to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of our Business Combination, 6,250,000 Units on the same terms as the sale of Units in the Initial Public Offering at $10.00 per unit. The funds from the sale of the Private Placement Units may be used as part of the consideration to the sellers in the Business Combination; any excess funds from the Private Placement Units may be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their shares and provides us with an increased minimum funding level for the Business Combination. HG Vora’s obligation to purchase our Units under the Contingent Forward Purchase contract is contingent upon, among other things, HG Vora approving the Business Combination, which approval can be withheld for any reason. In connection with previously proposed business combination transaction with GTWY Holdings, an amendment to the Contingent Forward Purchase Contract was effected on December 27, 2019 to provide that the Contingent Forward Purchase Contract would terminate as of, and contingent upon, the closing of the transaction with GTWY Holdings such that the strategic investor would instead purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one GTWY Holdings Share and one-half of one GTWY Holdings Warrant) for a purchase price of $10.00 per unit. In addition, HG Vora waived its rights under the Contingent Forward Purchase Contract to purchase Private Placement Units in connection with the proposed Merger with Ensysce.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advance agreement dated December 1, 2017 which were subsequently converted by the holders into warrants on June 25, 2020. The expense advancement agreement was amended to increase the total amount of advances available to the Company under the agreement by an additional $300,000 pursuant to amendments effected through November 30, 2020, of which the Company drew down an aggregate of $225,000 through December 31, 2020. The agreement was further amended on February 23, 2021 to increase the total amount of advances available to the Company by an additional $160,000 which was drawn down, on February 24, 2021, resulting in aggregate loans outstanding of $460,000 at March 10, 2021. The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advancement agreement, Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion, could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, there were $225,000 amounts outstanding under the Working Capital Loans (the $1,000,000 previously loaned by the Funding Parties having been converted into warrants on June 25, 2020).

As of December 31, 2020, we had $49,202 in our operating bank accounts, $12,628,170 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $127,869, which excludes $93,929 of prepaid income and franchise taxes.

We will need to raise additional capital through loans or additional investments from our sponsors, HG Vora, stockholders, officers, directors, or third parties. Our sponsors and HG Vora may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through June 30, 2021, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement dated December 1, 2017 to pay our Hydra sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support provided to us until the earlier of the completion of the Business Combination and our liquidation. We began incurring these fees on December 1, 2017. Effective September 30, 2020, Hydra Sponsor agreed to stop charging the Company the monthly administrative fee and forgave the $71,000 outstanding balance due under the agreement.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($4,000,000) was paid at the closing of the Initial Public Offering, and 3.5% ($7,000,000) was deferred. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred discount. On November 23, 2020, the underwriters agreed to waive $250,000 of the deferred fee that is to be paid upon consummation of the Business Combination, as a result of which $6,750,000 remained payable. On January 31, 2021, the underwriters agreed to reduce the total deferred underwriting fee that is to be paid to such underwriters upon the consummation of our Business Combination to $2,000,000, which have the right, under certain situations, to pay in the form of our common stock.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing net income less income attributable to redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers as of the date of this Report are as follows:

Name	Age *	Position
A. Lorne Weil	75	Executive Chairman
Daniel B. Silvers	44	Chief Executive Officer and Director
Marc J. Falcone	47	Director
Steven M. Rittvo	72	Director
David L. Weinstein	54	Director
George Peng	50	Chief Financial Officer, Treasurer and Secretary
Eric Carrera	31	Senior Vice President — Finance and Business Development

*	As of March 1, 2021.

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

Daniel B. Silvers has served as Chief Executive Officer and a Director of the Company since our formation in September 2017. Additionally, he has served as Managing Member of Matthews Lane Capital Partners LLC, an investment firm, since June 2015 and also has served as Executive Vice President and Chief Strategy Officer of Inspired Entertainment, Inc., a company involved in the gaming equipment supplier industry, since December 2016. At Inspired, Mr. Silvers is also a member of the Office of the Executive Chairman.  He is the former President of Spring Owl Asset Management LLC, an investment management firm, a position he held from March 2009 to June 2015 (including predecessor entities). From April 2009 to October 2010, Mr. Silvers also served as President of Western Liberty Bancorp, an acquisition oriented holding company that acquired and recapitalized a community bank in Las Vegas, Nevada. Mr. Silvers joined a predecessor of Spring Owl from Fortress Investment Group, a leading global alternative asset manager, where he worked from 2005 to 2009. At Fortress, Mr. Silvers’ primary focus was to originate and oversee due diligence on and asset management for real estate and gaming investments in Fortress’ Drawbridge Special Opportunities Fund. Prior to joining Fortress, Mr. Silvers was a senior member of the real estate, gaming and lodging investment banking group at Bear, Stearns & Co., Inc. Mr. Silvers serves as a director of Avid Technology, Inc., a global media technology provider. Mr. Silvers previously served on the board of directors of Forestar Group, Inc., International Game Technology, bwin.party digital entertainment plc, Universal Health Services, Inc., PICO Holdings, Inc., Ashford Hospitality Prime, Inc. and India Hospitality Corp. Mr. Silvers holds a B.S. in Economics, as well as an M.B.A with a concentration in Finance, from The Wharton School of the University of Pennsylvania.

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

David L. Weinstein has served as a member of the LACQ board of directors since December 1, 2017. Mr. Weinstein is a partner at Belvedere Capital, a real estate investment firm based in New York, and is primarily focused on Belvedere’s investment in Industry City, a six million square foot redevelopment project in Sunset Park, Brooklyn. Mr. Weinstein serves as Chief Executive Officer of GreenAcreage Real Estate Corp., a REIT, a position he assumed in August 2020, and also serves as a director of GreenAcreage. Mr. Weinstein was previously a partner at Belvedere Capital from September 2008 until October 2013 and rejoined as a partner in 2016. From February 2015 until August 2016, Mr. Weinstein was a member of the board of directors of Forestar Group, Inc. Mr. Weinstein previously served as President and Chief Executive Officer of MPG Office Trust, Inc., a publicly traded office REIT, from November 2010 until the sale of the Company in October 2013. He was a member of the board of directors of MPG Office Trust, Inc. from August 2008 until October 2013. From April 2007 until August 2008, Mr. Weinstein was a Managing Director of West bridge Investment Group/Westmont Hospitality Group, a real estate investment fund focused on hospitality. From 1996 until January 2007, Mr. Weinstein worked at Goldman, Sachs & Co. in New York, first as a Vice President in the real estate investment banking group (focusing on mergers, asset sales and corporate finance) and then, from 2004, as a Vice President in the Special Situations Group (focused on real estate debt investments). Mr. Weinstein holds a Bachelor of Science degree in Economics, magna cum laude, from The Wharton School of the University of Pennsylvania and a Juris Doctor, cum laude, from the University of Pennsylvania Law School. He is a member of the New York State Bar Association.

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

Number and Terms of Office of Officers and Directors

Our Board is presently comprised of five (5) members and is divided into three separate classes of directors. One class of directors is normally elected at each annual meeting of stockholders for a term of three (3) years. Mr. Falcone, our Class I director, was elected at our first annual meeting of stockholders in 2018 for a three-year term expiring at our 2021 annual meeting of stockholders. Messrs. Rittvo and Weinstein, our Class II directors, were each elected at our 2019 Special Meeting for a three-year term expiring at our 2022 annual meeting of stockholders. Messrs. Weil and Silvers were each elected at our 2020 Special Meeting for a three-year term expiring at our 2023 annual meeting of stockholders.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them in connection with the consummation of our Business Combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our Business Combination during Combination Period. If we do not complete our Business Combination within such applicable time period, the proceeds from our Initial Public Offering and Concurrent Private Placement held in the trust account will be used to fund the redemption of our public shares, any founder shares will be worthless, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until 180 days after the completion of our Business Combination. With certain limited exceptions, the private placement warrants and the common stock underlying such warrants, will not be transferable, assignable or salable by the initial purchasers or their permitted transferees until 30 days after the completion of our Business Combination. Since our sponsors, strategic investor and officers and directors may directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination. Should one or more member of the management team seek to enter into an employment contract with a target, we would refer such matter of employment to a committee of disinterested directors of our board of directors for consideration.

●	Each of A. Lorne Weil, our Executive Chairman, and Daniel B. Silvers, our Chief Executive Officer, is party to an employment agreement with Inspired. These agreements contain non-competition provisions that provide that neither Mr. Weil nor Mr. Silvers shall directly or indirectly engage in any business that is directly competitive with any business conducted by the Inspired Group during his employment, in any geographic area in which such business was so conducted by the Inspired Group. In Mr. Weil’s employment agreement with Inspired there are also non-solicitation provisions. In light of the non-competition agreements, we will not seek a Business Combination with any company with operations in the businesses described above. In addition, if our Business Combination does not cause Mr. Weil or Mr. Silvers to violate the non-competition agreements, no assurance can be given that the combined company would not in the future engage in competitive activities that would cause Mr. Weil or Mr. Silvers to be in breach of the non-competition agreements. If a court were to conclude that a violation of either or both of the non-competition agreements had occurred, it could extend the term of Mr. Weil’s or Mr. Silvers’ non-competition restrictions and/or enjoin Mr. Weil or Mr. Silvers from participating in our company, or enjoin us from engaging in aspects of the business which compete with Inspired Group, as applicable. The court could also impose monetary damages against Mr. Weil or Mr. Silvers or us. This could materially harm our business and the trading prices of our securities. Even if ultimately resolved in our favor, any litigation associated with the non-competition agreements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business.

●	Our sponsors, strategic investor, officers or directors may have a conflict of interest with respect to evaluating a Business Combination and financing arrangements as we obtained loans from our sponsors or strategic investor or an affiliate of our sponsors or strategic investor or any of our officers or directors to finance transaction costs in connection with an intended Business Combination. Up to $460,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender and would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
A. Lorne Weil	Hydra Management	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Executive Chairman
	Tecnoglass	Manufacturer of glass products for use in high end commercial real estate construction	Non-Executive Chairman
Daniel B. Silvers	Matthews Lane Capital Partners	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Chief Strategy Officer
	Avid Technology, Inc.	Global Media Technology Provider	Director
George Peng	Hydra Management	Investment Vehicle	Principal
	Inspired Entertainment	Gaming Technology	Vice President Finance
Eric Carrera	Hydra Management	Investment Vehicle	Senior Associate
	Inspired Entertainment	Gaming Technology	Manager, Finance & M&A
Marc J. Falcone	ECL Entertainment	Entertainment	Principal
	Sightline Payments LLC	Gaming Technology	Officer
	MF Ventures LL	Investment Vehicle	Principal
Steven M. Rittvo	Innovation Project Development	Development Management Services	Chairman and Chief Executive Officer
David L. Weinstein	GreenAcreage Real Estate Corp. Belvedere Capital	REIT Real Estate Investment Firm	Chief Executive Officer and Director Partner

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

Item 11. Executive Compensation

None of our officers or directors has received any cash (or non-cash) compensation for services rendered to us. Commencing on December 1, 2017, under an administrative services agreement, we agreed to pay our Hydra sponsor a total of up to $10,000 per month for office space, utilities and secretarial and administrative support. Effective June 30, 2020, our Hydra Sponsor agreed to stop charging the monthly administrative fee and forgave the $71,000 outstanding balance due under the agreement.

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

The following table sets forth information available to us at March 1, 2021 with respect to the beneficial ownership of our Common Stock held by:

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

	Number of Shares
Name and Address of Beneficial Owner (1)	Beneficially Owned	Percentage
A. Lorne Weil and affiliated entities (2)	1,134,742	18.2%
Daniel B. Silvers and affiliated entities (3)	1,128,370	18.1%
Marc J. Falcone	25,000	*
Steven M. Rittvo	25,000	*
David L. Weinstein	25,000	*
George Peng	87,014	1.4%
Eric Carrera	54,701	*
All executive officers and directors as a group (seven individuals)	2,479,827	39.8%
Greater than 5% holders
HG Vora Capital Management, LLC (4)	3,462,500	55.6%

*	Less than one percent.

(1)	This table is based on 6,224,268 shares of common stock outstanding as of March 1, 2021. Beneficial ownership is determined in accordance with the rules of the SEC which generally provide that a person has beneficial ownership of a security if such person possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. We believe that each person listed above has sole voting and investment power with respect to the shares listed except as described in the footnotes below and subject to applicable community property laws and similar laws. The Company’s warrants are not exercisable currently or within 60 days; accordingly, any such holdings of the persons listed are not reflected in this table. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Leisure Acquisition Corp., 250 West 57th Street, Suite 415, New York, New York 10107
(2)	Represents 266,900 shares held of record by Mr. Weil and represents 867,842 shares held of record by Hydra LAC, LLC. Mr. Weil is the managing member of Hydra LAC, LLC. Mr. Weil expressly disclaims beneficial ownership of such shares as to which he does not have a pecuniary interest.
(3)	Represents 887,127 shares held of record by MLCP GLL Funding, LLC, of which Matthews Lane Capital Partners LLC is the manager, and represents 241,243 shares held of record by Matthews Lane Capital Partners LLC. Mr. Silvers is the managing member of Matthews Lane Capital Partners LLC.
(4)	Based on a Schedule 13G/A filed with the SEC on February 14, 2019 and a Form 4 filed with the SEC on January 17, 2018 by HG Vora Capital Management, LLC, the investment manager of HG Vora Special Opportunities Master Fund, Ltd. The business address of HG Vora Capital Management is 330 Madison Avenue, 20th Floor, New York, New York 10017.

Our directors and officers and other initial stockholders and their respective affiliates (including the Sponsors) have agreed to vote any shares owned by them in favor of any proposed Business Combination.

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

Warrant Surrender Agreement

On January 31, 2021, in connection with entering into the Merger Agreement, LACQ entered into a Warrant Surrender Agreement, by and among LACQ and our Sponsors, pursuant to which each of our Sponsors agreed to irrevocably forfeit and surrender 250,000 Private Placement Warrants immediately prior to, and contingent upon, the Closing.

Contingent Forward Purchase Contract with Strategic Investor

On December 1, 2017, our strategic investor entered into a Contingent Forward Purchase Contract with us to purchase, in a private placement for gross proceeds of approximately $62,500,000 to occur concurrently with the consummation of the business combination, 6,250,000 units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit. On December 27, 2019, in connection with the previously proposed business combination with GTWY Holdings, an amendment to the contingent forward purchase contract was effected to provide that the contingent forward purchase contract would terminate as of, and contingent upon, the closing of the transaction with GTWY Holdings such that the strategic investor would instead purchase 3,000,000 units of GTWY Holdings’ equity securities for a purchase price of $10.00 per unit.

In addition, HG Vora waived its rights under the Contingent Forward Purchase Contract to purchase private placement units in connection with the proposed Merger with Ensysce. The original terms of the contingent forward purchase contract remain operative for a business combination with another target.

Administrative Services Agreement

On December 1, 2017, we entered into an administrative services agreement with our Hydra Sponsor under which we agreed to pay our Hydra Sponsor, or its affiliates or assignees, a total of up to $10,000 per month for office space, utilities and secretarial and administrative support until completion of our business combination. Effective June 30, 2020, our Hydra Sponsor agreed to stop charging the monthly administrative fee and forgave the $71,000 outstanding balance due under the agreement.

Promissory Notes

We entered into promissory notes with our sponsors whereby they agreed to loan us up to an aggregate of $400,000 to be used for a portion of the expenses of our Initial Public Offering. These loans, which were repaid on the IPO Closing Date, were non-interest bearing, unsecured and due at the earlier of June 30, 2018 or the IPO Closing Date.

Expense Advance Agreement

In order to finance transaction costs in connection with an intended business combination, we entered into an Expense Advancement Agreement with our Sponsors and Strategic Investor on December 1, 2017 under which they committed to loan us an aggregate of $1,000,000 pursuant to drawdowns from time to time in the event that funds held outside of the trust are insufficient to fund our expenses after our IPO and prior to our business combination (including investigating and selecting a target business and other working capital requirements). On January 15, 2020, we issued promissory notes pursuant to drawdowns under the agreement in the aggregate amount of $1,000,000, which the holders elected to convert on June 25, 2020 in accordance with the terms thereunder into warrants at a price of $1.00 per warrant. We entered into amendments to our Expense Advancement Agreement with our sponsors and Strategic Investor dated June 29, 2020, October 26, 2020, November 30, 2020 and February 23, 2021 which, in the aggregate increased the total amount of advances available to us under the agreement to $1,460,000. We issued unsecured promissory notes to such parties on October 26, 2020 and October 27, 2020 which were amended and restated on November 30, 2020 and February 24, 2021. Such promissory notes cover outstanding loans in aggregate amount of $460,000 as of March 10, 2021. The promissory notes do not bear any interest. The Company expects to repay any such loaned amounts out of the proceeds of the trust account released upon completion of a business combination. Alternatively, the sponsors and Strategic Investor would have the option to convert the outstanding loaned amounts under the promissory notes to warrants at a price of $1.00 per warrant. In the event the Company does not complete the business combination, it may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Accordingly, if the business combination is not completed, the Company will most likely not be able to repay the loans.

Potential Payments after the Business Combination

After our Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation. In connection with the Business Combination with Ensysce, none of our directors, officers or management team will continue with us, other than two of the directors will be selected by us, which may include persons who are our officers or directors.

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered for 2020 and 2019.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC and review of proxy and other registration statements for the year ended December 31, 2020 and 2019 totaled $80,845 and $53,684, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Marcum $0 and $4,161 for consultations concerning financial accounting and reporting standards for the year ended December 31, 2020 and 2019.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2020 and 2019.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2020 and 2019.

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

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	The financial statements listed in the Index to the Financial Statements on page F-1.

(2)	No financial statement schedules have been filed as part of this Report because they are not applicable, not required or because the information is otherwise included in the Financial Statements or notes thereto.

(3)	Exhibits listed on page 66.

LEISURE ACQUISITION CORP.

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Leisure Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Leisure Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

West Palm Beach, FL

March 15, 2021

F-2

LEISURE ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$49,202	$1,061,151
Prepaid expenses	157,483	—
Prepaid income taxes	19,779	138,571
Total Current Assets	226,464	1,199,722

Cash and marketable securities held in Trust Account	12,628,170	195,312,177
TOTAL ASSETS	$12,854,634	$196,511,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$260,404	$2,771,025
Total Current Liabilities	260,404	2,771,025

Promissory note	566,288	566,288
Convertible promissory notes - related party	225,000	—
Deferred underwriting fee payable	6,750,000	7,000,000
TOTAL LIABILITIES	7,801,692	10,337,313

Commitments

Common stock subject to possible redemption, 5,094 and 17,501,073 shares at redemption value at value at December 31, 2020 and 2019, respectively	52,935	181,174,585

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,219,174 and 6,375,178 shares issued and outstanding (excluding 5,094 and 17,501,073 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	622	638
Additional paid-in capital	—	2,542,569
Retained earnings	4,999,385	2,456,794
Total Stockholders’ Equity	5,000,007	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,854,634	$196,511,899

The accompanying notes are an integral part of the financial statements.

F-3

LEISURE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Operating costs	$1,368,841	$3,328,674
Loss from operations	(1,368,841)	(3,328,674)

Other income:
Interest income	719,646	4,249,828
Forgiveness of accounts payable	3,298,207	—
Other income	4,017,853	4,249,828

Income before provision for income taxes	2,649,012	921,154
Provision for income taxes	(244,493)	(555,200)
Net income	$2,404,519	$365,954

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	4,457,537	19,940,154

Basic and diluted net income (loss) per share, Common stock subject to possible redemption	$0.00	$0.16

Basic and diluted weighted average shares outstanding, Common stock	6,367,631	6,081,996

Basic and diluted net income (loss) per share, Common stock	$0.38	$(0.47)

The accompanying notes are an integral part of the financial statements.

F-4

LEISURE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	6,039,072	$604	$2,908,557	$2,090,840	$5,000,001

Change in value of common stock subject to possible redemption	336,106	34	(365,988)	—	(365,954)

Net income	—	—	—	365,954	365,954

Balance – December 31, 2019	6,375,178	638	2,542,569	2,456,794	5,000,001
Change in value of common stock subject to possible redemption	(156,004)	(16)	(3,542,569)	(111,928)	(3,654,513)
Issuance of warrants in connection with conversion of promissory note – related party	—	—	1,000,000	—	1,000,000
Waiver of a portion of deferred underwriting fee	—	—	—	250,000	250,000

Net income	—	—	—	2,404,519	2,404,519

Balance – December 31, 2020	6,219,174	$622	$—	$4,999,385	$5,000,007

The accompanying notes are an integral part of the financial statements.

F-5

LEISURE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$2,404,519	$365,954
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(719,646)	(4,249,828)
Forgiveness of accounts payable	(3,298,207)	—
Deferred tax benefit	—	(1,764)
Changes in operating assets and liabilities:
Prepaid expenses	(157,483)	87,083
Prepaid income taxes	118,792	31,964
Accounts payable and accrued expenses	787,586	2,341,799
Net cash used in operating activities	(864,439)	(1,424,792)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,698,862)	(566,288)
Cash withdrawn from Trust Account for redemption of common stock	184,776,163	11,583,473
Cash withdrawn from Trust Account for franchise taxes and income taxes	326,352	836,205
Net cash provided by investing activities	183,403,653	11,853,390

Cash Flows from Financing Activities:
Proceeds from promissory note	—	566,268
Proceeds from convertible promissory notes – related parties	1,225,000	—
Redemption of common stock	(184,776,163)	(11,583,473)
Payment of offering costs	—	(8,640)
Net cash used in financing activities	(183,551,163)	(11,025,845)

Net Change in Cash	(1,011,949)	(597,247)
Cash – Beginning	1,061,151	1,658,398
Cash – Ending	$49,202	$1,061,151

Supplementary cash flow information:
Cash paid for income taxes	$125,701	$525,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$3,654,513	$365,954
Waiver of a portion of deferred underwriting fee payable	$250,000	$—
Issuance of warrants in connection with conversion of promissory note – related party	$1,000,000	$—

The accompanying notes are an integral part of the financial statements.

F-6

NOTE 1. — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

At December 31, 2020, the Company had not yet commenced operations. All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of Ensysce Biosciences, Inc., a Delaware corporation (“Ensysce”) (see Note 10) and activities in connection with the previously proposed business combination with GTWY Holdings Limited, a Canadian corporation (“GTWY Holdings”), which was terminated on July 16, 2020.

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

The Company has until June 30, 2021 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay franchise and income taxes (less up to $75,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Initial Public Offering.

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

On each of December 5, 2019, January 3, 2020, February 4, 2020 and March 4, 2020, the Company made a Contribution of $0.03 for each of the public shares outstanding, for an aggregate Contribution of $2,265,150, which amounts were deposited into the Trust Account.

On December 5, 2019, the Company entered into an expense advancement agreement with GTWY Holdings (the “GTWY Expense Advance Agreement”), pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings (see Note 6). The note was converted into warrants on January 31, 2021.

On January 15, 2020, the Company drew down $1,000,000 under the expense advancement agreement with the Company’s Sponsors and strategic investor dated December 1, 2017 in exchange for issuing unsecured promissory notes to fund its working capital requirements and to fund required Contributions to the Trust Account. The holders had the option to convert the promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as private placement warrants. The notes were converted into warrants on June 25, 2020 (see Note 5).

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

On November 24, 2020, the Company’s stockholders approved extending the Combination Period from December 1, 2020 to June 30, 2021 (the “Fourth Extension Date”). In connection with the approval of the extension, stockholders elected to redeem an aggregate of 38,015 shares of the Company’s common stock. As a result, an aggregate of $393,380 (or approximately $10.34 per share) was released from the Company’s Trust Account to pay such stockholders.

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

In order to protect the amounts held in the Trust Account, the Sponsors have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share or (ii) such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsors will not be responsible to the extent of any liability for such third -party claims. The Company will seek to reduce the possibility that the Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On November 30, 2020, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that the Company was not in compliance with Listing Rule IM-5101-2 (the “Rule”), which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering. Since the Company’s registration statement became effective on December 1, 2017, it was required to complete an initial business combination by no later than December 1, 2020. The Rule also provides that failure to comply with this requirement will result in the Listing Qualifications Department issuing a Staff Delisting Determination under Rule 5810 to delist the Company’s securities. In addition, the Nasdaq Notice states that the Company was not in compliance with Nasdaq’s minimum publicly held shares requirement under Listing Rule 5550(a)(4), which requires a listed company’s primary equity security to maintain a minimum of 500,000 publicly held shares.

The Listing Qualifications Department has advised the Company that its securities would be subject to delisting unless the Company timely requests a hearing before an independent Hearings Panel (the “Panel”). Accordingly, the Company intends to timely request a hearing. The hearing request will stay any suspension or delisting action pending the completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing.

On January 27, 2021, the Panel granted the Company’s request for continued listing of the Company’s equity securities on the Nasdaq Capital Market pursuant to an extension, subject to certain milestones, through June 1, 2021 (see Note 10). See Item 1A. Risk Factors-- The Nasdaq may not continue to list our securities, which could limit investors' ability to make transactions in our securities and subject us to additional trading restrictions.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Going Concern

As of December 31, 2020, the Company had $49,202 in its operating bank accounts, $12,628,170 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $127,869, which excludes $93,929 of prepaid income and franchise taxes.

As of December 31, 2020, the Company had $75,000 available for drawdown under the Company’s expense advancement agreement with the Company’s Sponsors and HG Vora (see “Related Party Loans” in Note 5).

The Company will need to raise additional capital through loans or additional investments from its Sponsors, HG Vora, stockholders, officers, directors, or third parties. The Company’s Sponsors and HG Vora may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through June 30, 2021, the date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were substantially held in a money market fund that invests primarily in U.S. Treasury Bills. During the year ended December 31, 2020 and 2019, the Company withdrew $326,352 and $836,205 of interest income from the Trust Account to pay franchise and income taxes.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

 Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,825,001 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the year ended December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,023	$3,940,016
Less: interest available to be withdrawn for payment of taxes	(1,390)	(700,193)
Net income	$1,633	$3,239,823
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	4,457,537	19,940,154
Basic and diluted net income per share	$0.00	$0.16

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$2,404,519	$365,954
Less: Net income allocable to Common stock subject to possible redemption	(1,633)	(3,239,823)
Non-Redeemable Net Loss	$2,402,886	$(2,873,869)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	6,367,631	6,081,996
Basic and diluted net income (loss) per share	$0.38	$(0.47)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 7).

NOTE 4. — PRIVATE PLACEMENT

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

NOTE 5. — RELATED PARTY TRANSACTIONS

Founder Shares

On September 11, 2017, the Company issued an aggregate of 7,187,500 shares of common stock to the Initial Stockholders (“Founder Shares”) for an aggregate purchase price of $25,000. On December 5, 2017, certain of the Initial Stockholders surrendered and returned to the Company, for nil consideration, an aggregate of 1,437,500 Founder Shares, which were cancelled, leaving an aggregate of 5,750,000 Founder Shares outstanding. The 5,750,000 Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited, resulting in 5,000,000 Founder Shares outstanding.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company would pay Hydra Sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the year ended December 31, 2020 and 2019, the Company incurred $60,000 and $120,000, respectively, in fees for these services. Effective June 30, 2020, Hydra Sponsor agreed to stop charging the Company the monthly administrative fee and forgave the $71,000 outstanding balance due.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advancement agreement dated December 1, 2017 which were subsequently converted by the holders into warrants on June 25, 2020. The expense advancement agreement was amended to increase the total amount of advances available to the Company under the agreement by an additional $300,000, of which the Company drew down $225,000 pursuant to promissory notes issued in October and November 2020 and $75,000 remained available for drawdown as of December 31, 2020 which was drawn down on February 1, 2021. On February 23, 2021, the expense advancement agreement was further amended to increase the loan commitment amount by an additional $160,000 which was drawn down on February 24, 2021 (see Note 10). The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advancement agreement, the Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of December 31, 2020, there was $225,000 outstanding under the Working Capital Loans (the $1,000,000 previously loaned by the Funding Parties having been converted into warrants on June 25, 2020). The outstanding amount was $460,000 as of March 10, 2021 (see Note 10).

NOTE 6. — COMMITMENTS

Forgiveness of Accounts Payable

During the year ended December 31, 2020, two of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of accounts payable in the amount of $3,298,207.

GTWY Holdings Promissory Note

On December 5, 2019, the Company entered into the GTWY Expense Advancement Agreement, pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note that is non-interest bearing to GTWY Holdings (the “Gateway Promissory Note”). The note provided for repayment out of the proceeds of the Trust Account released to the Company if the Company completes an initial Business Combination and, otherwise, out of funds held by the Company outside the Trust Account. At December 31, 2020, there was $566,268 outstanding under the note. On January 31, 2021, the Company and GTWY Holdings entered into an amendment to the Gateway Promissory Note to permit conversion of the promissory note into warrants at a price of $1.00 per warrant. In connection with such amendment, GTWY Holdings elected to convert the full principal balance of the Gateway Promissory Note into 566,288 warrants (see Note 10).

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

Underwriters Agreement

The underwriters of the Initial Public Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $7,000,000. Up to $0.05 per Unit (or up to $1,000,000) of the deferred fee may be paid to third parties (who are members of FINRA) that assist the Company in consummating its initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. On November 23, 2020, the underwriters agreed to waive $250,000 of the deferred fee which had been held in the Trust Account and was to be paid upon consummation of the Business Combination, resulting in an aggregate of $6,750,000 deferred underwriting fee payable as of December 31, 2020 (see Note 10). The Company recorded the waiver of the deferred fee as a credit to retained earnings in the accompanying statement of stockholders’ equity.

Contingent Forward Purchase Contract

On December 1, 2017, the strategic investor entered into a contingent forward purchase contract (the “Contingent Forward Purchase Contract”) with the Company to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of the Business Combination, 6,250,000 Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit. In connection with previously proposed business combination transaction with GTWY Holdings, an amendment to the Contingent Forward Purchase Contract was effected on December 27, 2019 to provide that the Contingent Forward Purchase Contract would terminate as of, and contingent upon, the closing of the transaction with GTWY Holdings such that the strategic investor would instead purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one GTWY Holdings Share and one-half of one GTWY Holdings Warrant) for a purchase price of $10.00 per unit. The Contingent Forward Purchase Contract was waived by our strategic investor in the connection with the proposed Business Combination with Ensysce.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At December 31, 2020 and 2019, there were 6,219,174 and 6,375,178 shares of common stock issued and outstanding, respectively, excluding 5,094 and 17,501,073 shares of common stock subject to possible redemption, respectively.

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

NOTE 8 — INCOME TAXES

The Company did not have any deferred tax assets or liabilities at December 31, 2020 and 2019.

The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019
Federal:
Current	$244,493	$556,964
Deferred	—	(1,764)

State and Local:
Current	—	—
Deferred	—	—
Change in valuation allowance	—	—
Income tax provision	$244,493	$555,200

As of December 31, 2020 and 2019, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management determined that a valuation allowance was not required for the years ended December 31, 2020 and 2019.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31, 2020
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
True-ups	(11.8)%	0.7%
Business Combination expenses	0.0%	38.5%
Income tax provision	9.2%	60.2%

For the year ended December 31, 2020, the effective tax rate differs from the statutory tax rate primarily due to the reversal of previously recorded permanent differences for transactional expenses incurred in connection with the now terminated GTWY Holdings acquisition. For the year ended December 31, 2019, the effective tax rate differs from the statutory tax rate due to the permanent differences recorded for transactional expenses incurred with the GTWY Holdings acquisition.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 and 2019 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$12,628,170	$195,312,177

NOTE 10. — SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 27, 2021, the Panel granted the Company’s request for continued listing of the Company’s equity securities on the Nasdaq Capital Market pursuant to an extension, subject to certain milestones, through June 1, 2021 so that the Company may seek to complete an initial business combination and regain compliance with the listing rules. If the Company does not regain compliance with the Rule by the required date, Nasdaq would delist the Company’s equity securities from the Nasdaq Capital Market.

On January 31, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Ensysce, and EB Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), relating to a proposed business combination transaction between the Company and Ensysce.

Pursuant to the Merger Agreement, Merger Sub will merge with and into Ensysce, with Ensysce surviving such merger as a wholly owned subsidiary of the Company and the stockholders of Ensysce becoming stockholders of the Company (the “Merger”).

Ensysce’s issued and outstanding share capital as of immediately prior to the Merger Effective Time will, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transaction”), be canceled and converted into the right to receive the Company’s common stock, par value $.0001 per share (the “LACQ Common Stock”) calculated based on an exchange ratio of 0.06585 (the “Exchange Ratio”).

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

On January 31, 2021, the underwriters of the Company’s initial public offering agreed to reduce the total deferred underwriting fee that is to be paid to such underwriters upon the consummation of the Company’s initial business combination to $2,000,000, which may under certain situations be payable in the form of LACQ Common Stock.

On January 31, 2021, the Company and GTWY Holdings entered into an amendment to the Gateway Promissory Note to permit conversion of all or a portion of the promissory note into warrants at a price of $1.00 per warrant. In connection with such amendment, GTWY Holdings elected to convert the full principal balance of the Gateway Promissory Note into 566,288 warrants.

On February 23, 2021, the Company entered into a fourth amendment to the Company’s Expense Advancement Agreement with its sponsors and strategic investor to increase the total amount of advances available to the Company under the agreement by $160,000. The promissory notes covering the prior loan balance in the aggregate amount of $300,000 was amended and restated on February 24, 2021 in order to reflect the incremental increase of the total amount of advances available to the Company thereunder to $460,000 and all of which increase was drawn on February 24, 2021.

(3)	Exhibits.

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated January 31, 2021, by and among Leisure Acquisition Corp., Ensysce Biosciences, Inc. and EB Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
3.1(a)	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
3.1(b)	Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 9, 2019)
3.1(c)	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on March 31, 2020)
3.1(d)	Amendment No. 3 to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on June 30, 2020)
3.1(e)	Amendment No. 4 to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on November 30, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
4.4	Warrant Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
4.5*	Description of Registrant’s Securities
10.1(a)	Investment Management Trust Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.1(b)	Amendment to Investment Management Trust Agreement, dated December 5, 2019 (incorporated by reference to Exhibit 10.1(b) filed with the Company’s Annual Report on Form 10-K on March 10, 2020).
10.1(c)	Amendment No. 2 to Investment Management Trust Agreement, dated March 26, 2020 (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on March 31, 2020)
10.1(d)	Amendment No. 3 to Investment Management Trust Agreement, dated June 29, 2020 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on June 30, 2020)
10.1(e)	Amendment No. 4 to Investment Management Trust Agreement, dated November 30, 2020 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on November 30, 2020)
10.2	Registration Rights Agreement, dated December 1, 2017, among the Company and certain security holders (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.3	Warrant Purchase Agreement, dated December 1, 2017, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.4	Administrative Services Agreement, dated December 1, 2017, between the Company and Hydra Management, LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.5(a)	Expense Advancement Agreement, dated December 1, 2017, between the Company, HG Vora Special Opportunities Master Fund, Ltd., Hydra Management, LLC and Matthews Lane Capital Partners LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.5(c)	Amendment to Expense Advancement Agreement, dated June 29, 2020 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 30, 2020)
10.5(b)	Amendment to Expense Advancement Agreement, dated October 26, 2020 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 29, 2020)
10.5(d)	Amendment No. 3 to Expense Advancement Agreement, dated November 30, 2020 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on November 30, 2020)
10.5(e)	Amendment No. 4 to Expense Advancement Agreement, dated February 23, 2021 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 25, 2021)
10.5(f)	Form of Amended and Restated Promissory Note relating to Expense Advancement Agreement (5) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 25, 2021)

66

10.6(a)	Letter Agreement, dated December 1, 2017, among the Company, its officers, directors and security holders (incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.6(b)	Amendment to Letter Agreement, dated December 5, 2019 (incorporated by reference to Exhibit 10.6(b) filed with the Company’s Annual Report on Form 10-K on March 10, 2020).
10.7	Contingent Forward Purchase Contract, dated December 1, 2017, between the Company and HG Vora Special Opportunities Master Fund, Ltd (incorporated by reference to Exhibit 10.7 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.8	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.9	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and HG Vora Special Opportunities Master Fund, Ltd (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.10	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Hydra Management, LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.11	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Matthews Lane Capital Partners LLC (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.12(a)	Expense Advance Agreement, dated December 5, 2019, between the Company and GTWY Holdings Limited (incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K on March 10, 2020).
10.12(b)	Amendment to GTWY Holdings Limited Promissory Note, dated January 31, 2021 (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
10.13	Fee Waiver Letter, dated November 23, 2020 (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on November 30, 2020)
10.14	Fee Waiver Letter, dated January 31, 2021 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
10.15	Warrant Surrender Agreement, among MLCP GLL Funding LLC, Hydra LAC, LLC, and Leisure Acquisition Corp., dated January 31, 2021 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
†	Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). LACQ agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2021	LEISURE ACQUISITION CORP.

	By:	/s/ Daniel B, Silvers
		Name:	Daniel B. Silvers
		Title:	Chief Executive Officer

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

Name	Position	Date

/s/ A. Lorne Weil
A. Lorne Weil	Executive Chairman	March 15, 2021

/s/ Daniel B. Silvers
Daniel B. Silvers	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2021

/s/ George Peng
George Peng	Chief Financial Officer, Treasurer and Secretary ( Principal Financial and Accounting Officer)	March 15, 2021

/s/ Marc J. Falcone
Marc J. Falcone	Director	March 15, 2021

/s/ Steven M. Rittvo
Steven M. Rittvo	Director	March 15, 2021

/s/ David L. Weinstein
David L. Weinstein	Director	March 15, 2021

68