Form 10-K/A
period 2020-12-31
Leisure Acquisition Corp.
filed 2021-06-08
CIK 1716947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-38306

LEISURE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

250 West 57th Street, Suite 415 New York, NY	10107
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (646) 565-6940

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	LACQ	The Nasdaq Stock Market LLC
Warrants to purchase one share of Common Stock	LACQW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Common Stock and one-half of one Warrant	LACQU	The Nasdaq Stock Market LLC

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

Explanatory Note

Leisure Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 15, 2021, or the “Original Filing,” to restate our financial statements (i) as of and for the years ended December 31, 2020, 2019 and 2018, as of December 5, 2017; as of and for the period ended September 11, 2017 (inception) to December 31, 2017; and as of and for the periods ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 (collectively, the Original Financial Statements”) in the accompanying financial statements included in this Annual Report

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “Public Statement”) on accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The Public Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The Public Statement indicated that when one or more of such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the private placement warrants issued in connection with the Company’s initial public offering and its working capital warrants issued on conversion of its convertible promissory notes (collectively, the “private warrants”) as components of equity. In addition, the Company did not account for its convertible promissory notes as a derivative liability (together with the private placement warrants and working capital warrants, the “Derivative Instruments”). Upon further consideration of the rules and guidance, the Company’s audit committee, after consultation with management of the Company concluded that the Derivative Instruments are precluded from equity classification, but that the Company’s public warrants issued in the Company’s initial public offering (“Public Warrants’) could continue to be classified as equity. As a result, the Derivative Instruments should be recorded as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 13, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s audit committee concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error. This Amendment includes the restated audited financial statements for the relevant periods.

The change in the Company’s accounting to treat its outstanding private warrants and its convertible promissory notes as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on December 11, 2017, its Annual Reports on Form 10-K or its Quarterly Reports on Form 10-Q and for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

This Amendment reflects the correction of the errors identified in light of the Public Statement, subsequent to the filing of the Original Financial Statements (see Item 8 “Financial Statements and Supplementary Data” and Note 2 of the notes to the financial statements included herein for more details on the impact of the restatement errors on our financial statements).

Internal Control and Disclosure Controls Considerations

In connection with this restatement, the Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective.

Items Amended In This Amendment

For the convenience of the reader, this Annual Report Form 10-K/A sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 15, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

The Company is also filing a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 and 32.1) to this Amendment under Item 15 of Part IV hereof.

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

At the reference price of $10.00 per share of LACQ common stock, the total Merger consideration of 17,051,830 shares of LACQ common stock (based on the number of shares of Ensysce common stock outstanding at January 31, 2021) (excluding the shares underlying outstanding options and warrants of Ensysce which will be automatically converted into options and warrants to acquire shares of LACQ common stock at closing of the business combination and excluding up to 500,000 shares of LACQ common stock which may be issuable with respect to the newly issued Ensysce convertible notes would have a value of $170,518,300.

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

Summary Risk Factors

You should carefully consider the risks set forth in the section entitled “Risk Factors below, including, but not limited to the following:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective and since the completion of the initial public offering, our activity has been limited to the evaluation of business combination candidates and seeking to complete an initial business combination.

●	Nasdaq may delist us if we fail to meet the requirements of a Nasdaq order relating to timing relating to our proposed Business Combination with Ensysce or fail to meet other listing criteria either before or after the closing of the Merger, if the Merger is consummated.

●	The proposed business combination with Ensysce is subject to certain conditions and there can be no assurance that it will close.

●	Ensysce’s business is subject to the risk that its success is dependent on its ability to develop and commercialize its lead product candidates and other risks commonly associated with biotechnology companies and there can be no assurance that it will be successful.

●	LACQ’s officers’ and directors’ primary industry experience relates to the leisure sector and they do not have experience with companies in the biotechnology sector.

●	Past performance our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	While our proposed Business Combination will be submitted to a vote of the stockholders, our initial stockholders and their respective affiliates, including the sponsors and the strategic investor and directors and officers, have agreed to vote in favor of the proposed Business Combination with Ensysce and have sufficient votes to approve the Business Combination without the vote of other stockholders.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by COVID-19 outbreak or any future pandemic and the status of debt and equity markets.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

●	If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

●	We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

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

LACQ was organized as a blank check company to identify and build a company in the leisure sector that would complement and benefit from LACQ’s management teams experience in this sector. LACQ’s officers and directors have substantial experience in evaluation the operating and financial merits of companies from a wide range of industries, but do not have experience with companies in the biotechnology sector. While we believe that proposed Business Combination with Ensysce is in the best interests of LACQ, there can be no assurance that the review of the proposed Business Combination with Ensysce, a biotechnology company developing a pharmaceutical product, and the ability to identify the potential benefits and risks associated with Ensysce’s business, was not affected by this proposed target being outside of the LACQ management team’s and the LACQ board’s primary area of expertise.

Our management will not maintain control of Ensysce after our Business Combination, if the Business Combination is consummated.

Our stockholders prior to the Business Combination will collectively own a minority interest in the post Business Combination company, if the Business Combination is consummated. Accordingly, our management will not maintain our control of the target business. We cannot provide assurance that new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

Certain of our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 10,000,000 public warrants and 7,825,001 private warrants, and determined to classify the private warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our consolidated balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our private warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations would fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, this would require us to recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. See “—While LACQ has determined that its public warrants should be classified as equity and its private warrants will be treated as equity on a pro forma basis, due to the uncertainty with respect to classification of warrants issued by SPACs as equity or indebtedness, there can be no assurance that future guidance might not require LACQ to change its position and restate its financial statements and have other adverse consequences.”

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 13, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Certain of Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from September 11, 2017 (inception) through December 31, 2020. See “—Certain of our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our proposed business combination with Ensysce.

While LACQ has determined that its public warrants should be classified as equity and its private warrants will be treated as equity on a pro forma basis, due to the uncertainty with respect to classification of warrants issued by SPACs as equity or indebtedness, there can be no assurance that future guidance might not require LACQ to change its position and restate its financial statements and have other adverse consequences.

While LACQ’s financial statements have been restated to classify its private warrants as liabilities, it has determined that it is appropriate to continue to classify its public warrants as equity. LACQ reviewed the terms of the warrant agreement related to its public warrants and concluded that they do not include any provision requiring the public warrants to be classified as liabilities. In this respect, it should be noted that the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants could be entitled to receive cash for their warrants (the “tender offer provision”). This tender offer provision is similar to one of the examples referred to in the SEC Statement as a basis for concluding that warrants issued by a SPAC should be classified as liabilities and not equity. LACQ has concluded that, while the SEC Statement did not expressly refer to a multi-class structure (such as a structure where a SPAC had two classes of common stock), the SEC Statement with respect to a tender offer provision in a warrant agreement applied to a multi-class structure (such as a Class A and Class B structure) and not a single class structure like LACQ’s. Certain other SPACs, including those with single class structures, have taken different approaches in their recent public filings with the SEC and have classified similar warrants as liabilities.

LACQ classified its private warrants as liabilities because they provide for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant (i.e., certain rights differ if the warrants are held by the original holder and its permitted transferees or by a subsequent transferee). Prior to the closing of the business combination with Ensysce, LACQ intends to enter into exchange agreements with the holders of its private warrants under which each holder will exchange its private warrants for warrants on the same terms as the private warrants, except that they are non-transferable except to certain permitted transferees. (who under the terms of the warrants have the same rights as the initial holder). LACQ believes that as a result of the exchange agreements which LACQ intends to enter into, the private warrants would be appropriately classified as equity and not liabilities subsequent to the date of such agreements.

The classification of any of the warrants as a liability would reduce LACQ’s net tangible assets below $5,000,001, which could prevent LACQ from redeeming any of the LACQ common stock under the provision in its charter that provides that LACQ shall not redeem or repurchase any LACQ common stock to the extent that such redemption would result in LACQ’s failure to have net tangible assets in excess of $5 million and would prevent LACQ from closing the transaction with Ensysce. However, LACQ believes that, as result of the exchange agreements LACQ intends to enter into with the holders of the private warrants, it will have net tangible assets in an amount exceeding $5 million at the time of the closing. In addition, If LACQ were required to treat any of its warrants as liabilities, it would reduce its stockholders’ equity and could result in the LACQ shares not meeting the continued or initial listing requirements of Nasdaq and could affect our ability to close the proposed transaction with Ensysce. See “We could be delisted from Nasdaq and may become subject to “penny stock” rules, which could damage our reputation and the ability of investors to sell their shares.”

The accounting treatment of warrants issued by SPACs is subject to substantial uncertainty and there can be no assurance that, either prior to or subsequent to the business combination, future guidance might not require LACQ to change its position and restate its financial statements or treat its private warrants as liabilities on a pro forma basis, which could have a material adverse effect on LACQ.

We could be delisted from Nasdaq and may become subject to “penny stock” rules, which could damage our reputation and the ability of investors to sell their shares and could affect our ability to close the proposed transaction with Ensysce.

The closing of transaction with Ensysce is not conditioned on listing of the post-combination company on Nasdaq. As a result of the treatment of the private warrants as liabilities, we do not satisfy the initial listing requirements, which we must meet upon the closing of our business combination with Ensysce. If the LACQ common stock is delisted by Nasdaq, the LACQ common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. While LACQ believes that the waiver by the holders of its private warrants of their right to transfer the private warrants will result in the private warrants being classified as equity on a pro forma basis and result in LACQ being in compliance with the Nasdaq’s minimum stockholders’ equity requirements, there can be no assurance that the LACQ common stock will be approved for listing on completion of the business combination with Ensysce or maintain its listing on Nasdaq which could have a material adverse effect on LACQ..

Upon any delisting, our common stock could become subject to the regulations of the SEC relating to the market for penny stocks. Penny stocks are securities) with a price of less than $5.00 per share unless (i) the securities are traded on a “recognized” national exchange or (ii) the issuer has net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

The procedures applicable to penny stocks requires a broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of stockholders to sell the LACQ commons stock in the secondary market.

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

Ensysce’s issued and outstanding share of common stock as of immediately prior to the closing of the Merger (including shares issuable on conversion of convertible notes of Ensysce) will, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transaction”), be canceled and converted into the right to receive our common stock, calculated based on an exchange ratio of 0.06585 (the “Exchange Ratio”).

The Transaction will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

We are incurring significant costs in the pursuit of its acquisition plans. We may be required to seek additional resources in the future to fund general corporate purposes and cannot assure you that our plans to complete the Transactions will be successful.

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our Derivative Instruments as derivative liabilities pursuant to ASC 815-40. We have continued to classify our public warrants as components of equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For year ended December 31, 2020, we had a net income of $4,310,769, which consists interest income on marketable securities held in the Trust Account of $719,646, a non-cash change in the fair value of warrant liability of $1,906,250, change in value of conversion option liability of $220,000, and the forgiveness of accounts payable of $3,298,207, offset by operating costs of $1,368,841 and a provision for income taxes of $244,493 and the amortization of debt discount on convertible promissory note of $220,000.

For the year ended December 31, 2019, we had net loss of $1,067,296, which consists of interest income on marketable securities held in the Trust Account of $4,249,828 offset by a non-cash change in fair value of warrant liability of $1,433,250, operating costs of $3,328,674 and a provision for income taxes of $555,200.

For the year ended December 31, 2018, we had net income of $2,053,783, which consists of interest income on marketable securities held in the Trust Account of $3,626,792, a non-cash change in fair value of warrant liability of $68,250 and an unrealized gain on marketable securities held in our Trust Account of $8,397, offset by operating costs of $1,559,245, and a provision for income taxes of $553,916. In addition, we received a $600,005 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not materialize.

For the period from September 11, 2017 (inception) through December 31, 2017, we had a net loss of $1,123,193, which consists of operating costs of $146,695, a non-cash change in fair value of warrant liability of $1,092,000, an unrealized loss on marketable securities held in our Trust Account of $38,251 and a provision for income taxes of $3,635, offset by interest income on marketable securities held in the Trust Account of $157,388.

For the three months ended September 30, 2020, we had a net income of $4,209,573, which consists interest income on marketable securities held in the Trust Account of $1,840 and a non-cash change in fair value of warrant liability of 3,990,750, offset by operating costs of $287,254 and a benefit for income taxes of $504,237.

For the nine months ended September 30, 2020, we had a net income of $6,889,453, which consists of the forgiveness of previously recorded professional fees of $3,298,207, a non-cash change in fair value of warrant liability of $4,410,250 and interest income on marketable securities held in the Trust Account of $719,353, offset by operating costs of $1,274,109 and a provision for income taxes of $264,248.

For the three months ended September 30, 2019, we had net income of $353,223, which consists of interest income on marketable securities held in the Trust Account of $1,107,955, offset by a non-cash change in fair value of warrant liability of 136,500, unrealized loss on marketable securities held in our Trust Account of $19,496 and operating costs of $584,418 and a provision for income taxes of $14,318.

For the nine months ended September 30, 2019, we had net income of $1,889,288, which consists of interest income on marketable securities held in the Trust Account of $3,497,481, a non-cash change in fair value of warrant liability of $204,750 and an unrealized gain on marketable securities held in our Trust Account of $42,475, offset by operating costs of $1,399,530 and a provision for income taxes of $455,888.

For the three months ended September 30, 2018, we had net loss of $1,128,601, which consists of interest income on marketable securities held in the Trust Account of $969,387, offset by a non-cash change in fair value of warrant liability of $1,706,250, operating costs of $848,192, a non-cash change in fair value of marketable securities held in our Trust Account of $13,426 and a provision for income taxes of $130,125. In addition, we received a $600,005 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not consummate.

For the nine months ended September 30, 2018, we had a net loss of $239,175, which consists of interest income on marketable securities held in the Trust Account of $2,515,625, offset by operating costs of $1,329,864, a non-cash change in fair value of warrant liability of $1,638,000, an unrealized loss on marketable securities held in our Trust Account of $13,915 and a provision for income taxes of $373,026. In addition, we received a $600,005 reimbursement of due diligence expenses that we incurred in connection with evaluating a potential Business Combination that did not consummate.

For the three months ended June 30, 2020, we had a net income of $887,162, which consists of the forgiveness of previously recorded professional fees of $3,298,207, a non-cash change in fair value of the conversion liability of $230,000 and interest income on marketable securities held in the Trust Account of $77,559, offset by a non-cash change in fair value of warrant liability of $1,764,500, interest expense of $188,572, operating costs of $71,672, and a provision for income taxes of $693,860.

For the six months ended June 30, 2020, we had a net income of $2,679,880, which consists of the forgiveness of previously recorded professional fees of $3,298,207, a non-cash change in fair value of warrant liability of $419,500 and interest income on marketable securities held in the Trust Account of $717,513, offset by operating costs of $986,855 and a provision for income taxes of $768,485.

For the three months ended June 30, 2019, we had net income of $418,902, which consists of interest income on marketable securities held in the Trust Account of $1,209,556 and a non-cash change in fair value of marketable securities held in our Trust Account of $62,498, offset by operating costs of $625,938 and a provision for income taxes of $227,214.

For the six months ended June 30, 2019, we had net income of $1,536,065, which consists of interest income on marketable securities held in the Trust Account of $2,389,526, a non-cash change in fair value of warrant liability of $341,250 and an non-cash change in fair value of marketable securities held in our Trust Account of $61,971, offset by operating costs of $815,112 and a provision for income taxes of $441,570.

For the three months ended June 30, 2018, we had net income of $142,110, which consists of interest income on marketable securities held in the Trust Account of $855,071 and a non-cash change in fair value of marketable securities held in our Trust Account of $1,363, offset by operating costs of $311,538, a non-cash change in fair value of warrant liability of $273,000 and a provision for income taxes of $129,786.

For the six months ended June 30, 2018, we had net income of $889,426, which consists of interest income on marketable securities held in the Trust Account of $1,546,238 and a non-cash change in fair value of warrant liability of $68,250, offset by operating costs of $481,672, an unrealized loss on marketable securities held in our Trust Account of $489 and a provision for income taxes of $242,901.

For the three months ended March 31, 2020, we had a net income of $1,792,718, which consists of interest income on marketable securities held in the Trust Account of $639,954 and a non-cash change in fair value of warrant liability of $2,184,000, offset by operating costs of $915,183, interest expense of $31,428, loss on conversion liability of $10,000 and a provision for income taxes of $74,625.

For the three months ended March 31, 2019, we had net income of $1,117,163, which consists of interest income on marketable securities held in the Trust Account of $1,179,970 and a non-cash change in fair value of warrant liability of $341.250, offset by operating costs of $189,174, an unrealized loss on marketable securities held in our Trust Account of $527 and a provision for income taxes of $214,356.

For the three months ended March 31, 2018, we had net income of $747,316, which consists of interest income on marketable securities held in the Trust Account of $691,167 and a non-cash change in fair value of warrant liability of $341,250, offset by operating costs of $170,134, an non-cash change in fair value of marketable securities held in our Trust Account of $1,852 and a provision for income taxes of $113,115.

Liquidity and Capital Resources

As of December 31, 2017, we had cash and marketable securities held in the Trust Account of $200,119,137 (including approximately $119,000 of interest income, net of unrealized losses). As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $200,747,032 (including approximately $747,000 of interest income, net of unrealized losses). As of June 30, 2018, we had marketable securities held in the Trust Account of $201,331,632 (including approximately $1,332,000 of interest income, net of unrealized losses). As of December 31, 2018, we had marketable securities held in the Trust Account of $202,915,739 (including approximately $2,916,000 of interest income and unrealized gains). As of March 31, 2019, we had marketable securities held in the Trust Account of $203,943,978 (including approximately $3,944,000 of interest income, net of unrealized losses). As of June 30, 2019, we had marketable securities held in the Trust Account of $204,888,032 (including approximately $4,888,000 of interest income, net of unrealized losses). As of September 30, 2019, we had marketable securities held in the Trust Account of $205,832,491 (including approximately $5,832,000 of interest income, net of unrealized losses). As of December 31, 2019, we had marketable securities held in the Trust Account of $195,312,177 (including approximately $5,983,000 of interest income). As of March 31, 2020, we had marketable securities held in the Trust Account of $61,327,451 (including $697,092 of interest income). As of June 30, 2020, we had marketable securities held in the Trust Account of $13,225,718 (including $451,414 of interest income). As of September 30, 2020, we had marketable securities held in the Trust Account of $13,187,558 (including $413,254 of interest income). As of December 31, 2020, we had marketable securities held in the Trust Account of $12,628,170 (including approximately $239,000 of interest income) consisting of money market funds. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through December 31, 2020, we withdrew $2,001,144 of interest earned on the Trust Account to pay franchise and income taxes, of which $326,352 was withdrawn during the year ended December 31, 2020.

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

For the year ended December 31, 2020, cash used in operating activities was $864,439. Net income of $4,310,769 was impacted by interest earned on marketable securities held in the Trust Account of $719,646, the forgiveness of accounts payable in the amount of $3,298,207, a non-cash change in fair value of warrant liabilities of $1,906,250, a change in value of conversion option liability of $220,000 and amortization of debt discount on convertible promissory note of $220,000. Changes in operating assets and liabilities provided $748,895 of cash from operating activities.

For the year ended December 31, 2019, cash used in operating activities was $1,424,792. Net loss of $1,067,296 was offset by interest earned on marketable securities held in the Trust Account of $4,249,828, a deferred tax benefit of $1,764 and a non-cash change in fair value of warrant liabilities of $1,433,250. Changes in operating assets and liabilities provided $2,460,846 of cash from operating activities.

For the year ended December 31, 2018, cash used in operating activities was $1,238,263. Net income of $2,053,783 was offset by interest earned on marketable securities held in the Trust Account of $3,626,792, a non-cash change in fair value of warrant liability of $68,250 an unrealized gain on marketable securities held in our Trust Account of $8,397 and a deferred tax provision of $1,764. Changes in operating assets and liabilities provided $273,129 of cash from operating activities.

For the period September 11, 2017 (inception) through December 31, 2017, cash used in operating activities was $251,831, consisting primarily of a net loss of $1,123,193, interest earned on cash and marketable securities held in the Trust Account and not available for operations of $157,388, offset by a non-cash change in fair value of warrant liability of $1,092,000 and an unrealized loss on marketable securities held in our Trust Account of $38,251. Changes in operating assets and liabilities used $101,501 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $468,847. Net income of $6,889,453 includes interest earned on marketable securities held in the Trust Account of $719,353, a non-cash change in fair value of warrant liability of $4,410,250 and the forgiveness of previously recorded professional fees in the amount of $3,298,207. Changes in operating assets and liabilities provided $1,069,510 of cash from operating activities.

For the nine months ended September 30, 2019, cash used in operating activities was $999,036. Net income of $1,889,288 was impacted by interest earned on marketable securities held in the Trust Account of $3,497,481, a non-cash change in fair value of warrant liability of $204,750, a non-cash change in fair value of marketable securities held in our Trust Account of $42,475 and a deferred tax provision of $7,156. Changes in operating assets and liabilities provided $849,226 of cash from operating activities.

For the nine months ended September 30, 2018, cash used in operating activities was $779,622. Net loss of $239,175 was mainly offset by interest earned on marketable securities held in the Trust Account of $2,515,625, a non-cash change in fair value of warrant liability of $1,638,000 and an unrealized loss on marketable securities held in our Trust Account of $13,915. Changes in operating assets and liabilities provided $323,263 of cash from operating activities.

For the six months ended June 30, 2020, cash used in operating activities was $358,456. Net income of $2,679,880 includes interest earned on marketable securities held in the Trust Account of $717,513, a non-cash change in fair value of warrant liability of $419,500 and the forgiveness of previously recorded professional fees in the amount of $3,298,207. Changes in operating assets and liabilities provided $1,396,884 of cash from operating activities.

For the six months ended June 30, 2019, cash used in operating activities was $726,805. Net income of $1,536,065 was impacted by interest earned on marketable securities held in the Trust Account of $2,389,526, a non-cash change in fair value of warrant liability of $341,250, an unrealized gain on marketable securities held in our Trust Account of $61,971 and a deferred tax provision of $11,250. Changes in operating assets and liabilities provided $518,627 of cash from operating activities.

For the six months ended June 30, 2018, cash used in operating activities was $668,968. Net income of $889,426 was mainly offset by interest earned on marketable securities held in the Trust Account of $1,546,238, a non-cash change in fair value of warrant liability of $68,250 and an unrealized loss on marketable securities held in our Trust Account of $489. Changes in operating assets and liabilities provided $55,605 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $234,388. Net income of $1,792,718 includes interest earned on marketable securities held in the Trust Account of $639,954 and a non-cash change in fair value of warrant liability of $2,184,000 offset by interest expense of $31,428 and a loss of conversion liability of $10,000. Changes in operating assets and liabilities provided $755,420 of cash from operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $294,366. Net income of $1,117,163 was affected by interest earned on marketable securities held in the Trust Account of $1,179,970, a non-cash change in fair value of warrant liability of $341,250, an unrealized loss on marketable securities held in our Trust Account of $527 and a deferred tax provision of $1,874. Changes in operating assets and liabilities provided $111,038 of cash from operating activities.

For the three months ended March 31, 2018, cash used in operating activities was $216,827, consisting primarily of interest earned on cash and marketable securities held in the Trust Account of $691,167, offset by net income of $747,316, a non-cash change in fair value of warrant liability of $341,250 and an unrealized loss on marketable securities held in our Trust Account of $1,852. Changes in operating assets and liabilities provided $66,422 of cash from operating activities.

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

Derivative Instruments

We account for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the statements of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to a material weakness in internal control over financial reporting, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s Derivative Instruments as described in the Explanatory Note to this Amendment, as of December 31, 2020, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to a material weakness in our internal control over financial reporting, described below. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Amendment are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein...

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to our Derivative Instruments. This material weakness resulted in a material misstatement of our derivative liabilities, change in fair value of loss on derivative liabilities, additional paid-in capital and retained earnings (accumulated deficit) as of and for the years ended December 31, 2020, 2019 and 2018, as of December 5, 2017; as of and for the period ended September 11, 2017 (inception) to December 31, 2017; and as of and for the periods ended March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for Derivative Instruments, as described in Note 2 to the Notes to our Consolidated Financial Statements. In light of the restatement of our Original Financial Statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(1)	The financial statements listed in the Index to the Financial Statements on page F-1.

(2)	No financial statement schedules have been filed as part of this Report because they are not applicable, not required or because the information is otherwise included in the Financial Statements or notes thereto.

(3)	Exhibits listed on page 69.

LEISURE ACQUISITION CORP.

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

Restatement of the Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020, and 2019 have been restated.

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

West Palm Beach, FL

March 15, 2021, except for the effects of the restatements discussed in Note 2 and Contingent Forward Purchase Contract in Note 7, as to which the date is June 7, 2021.

LEISURE ACQUISITION CORP.

BALANCE SHEETS

(As Restated)

	December 31,
	2020	2019

ASSETS
Current assets
Cash	$49,202	$1,061,151
Prepaid expenses	157,483	—
Prepaid income taxes	19,779	138,571
Total Current Assets	226,464	1,199,722

Cash and marketable securities held in Trust Account	12,628,170	195,312,177
TOTAL ASSETS	$12,854,634	$196,511,899

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$260,404	$2,771,025
Total Current Liabilities	260,404	2,771,025

Promissory note	566,288	566,288
Convertible promissory notes - related party	225,000	—
Warrant liability	6,260,000	7,166,250
Deferred underwriting fee payable	6,750,000	7,000,000
TOTAL LIABILITIES	14,061,692	17,503,563

Commitments

Common stock subject to possible redemption, 0 and 16,808,829 shares at redemption value at December 31, 2020 and 2019, respectively	—	174,008,335

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,224,268 and 7,067,422 shares issued and outstanding (excluding 0 and 16,808,829 shares subject to possible redemption) at December 31, 2020 and 2019, respectively	622	707
Additional paid-in capital	—	5,136,000
Accumulated Deficit	(1,207,680)	(136,706)
Total Stockholders’ (Deficit) Equity	(1,207,058)	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$12,854,634	$196,511,899

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

(As Restated)

	Year Ended December 31,
	2020	2019

Operating costs	$1,368,841	$3,328,674
Loss from operations	(1,368,841)	(3,328,674)

Other income (expense):
Interest income	719,646	4,249,828
Amortization of debt discount on convertible promissory note	(220,000)	—
Change in fair value of conversion option liability	220,000	—
Change in fair value of warrant liability	1,906,250	(1,433,250)
Forgiveness of accounts payable	3,298,207	—
Other income, net	5,924,103	2,816,578

Income (loss) before provision for income taxes	4,555,262	(512,096)
Provision for income taxes	(244,493)	(555,200)
Net income (loss)	$4,310,769	$(1,067,296)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	3,949,616	18,270,950

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.17

Basic and diluted weighted average shares outstanding, Common stock	6,642,759	6,621,293

Basic and diluted net income (loss) per share, Common stock	$0.65	$(0.63)

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)

	Common Stock		Additional Paid in	Retained Earnings/ (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – January 1, 2019	6,064,800	$660	$4,068,751	$930,590	$5,000,001

Change in value of common stock subject to possible redemption	463,342	47	1,067,249	—	1,067,296

Net income (loss)	—	—	—	(1,067,296)	(1,067,296)

Balance – December 31, 2019	7,067,422	707	5,136,000	(136,706)	5,000,001
Change in value of common stock subject to possible redemption	(843,154)	(85)	(5,136,000)	(5,631,743)	(10,767,828)

Waiver of a portion of deferred underwriting fee	—	—	—	250,000	250,000

Net income	—	—	—	4,310,769	4,310,769

Balance – December 31, 2020	6,224,268	$622	$—	$(1,207,680)	$(1,207,058)

The accompanying notes are an integral part of the financial statements.

LEISURE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

(As Restated)

	Year Ended December 31,	Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$4,310,769	$(1,067,296)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(719,646)	(4,249,828)
Forgiveness of accounts payable	(3,298,207)	—
Change in fair value of warrant liability	(1,906,250)	1,433,250
Amortization of debt discount on convertible promissory note	220,000	—
Change in fair value of conversion option liability	(220,000)	—
Deferred tax benefit	—	(1,764)
Changes in operating assets and liabilities:
Prepaid expenses	(157,483)	87,083
Prepaid income taxes	118,792	31,964
Accounts payable and accrued expenses	787,586	2,341,799
Net cash used in operating activities	(864,439)	(1,424,792)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,698,862)	(566,288)
Cash withdrawn from Trust Account for redemption of common stock	184,776,163	11,583,473
Cash withdrawn from Trust Account for franchise taxes and income taxes	326,352	836,205
Net cash provided by investing activities	183,403,653	11,853,390

Cash Flows from Financing Activities:
Proceeds from promissory note	—	566,268
Proceeds from convertible promissory notes – related parties	1,225,000	—
Redemption of common stock	(184,776,163)	(11,583,473)
Payment of offering costs	—	(8,640)
Net cash used in financing activities	(183,551,163)	(11,025,845)

Net Change in Cash	(1,011,949)	(597,247)
Cash – Beginning	1,061,151	1,658,398
Cash – Ending	$49,202	$1,061,151

Supplementary cash flow information:
Cash paid for income taxes	$125,701	$525,000

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$10,767,828	$(1,067,296)
Waiver of a portion of deferred underwriting fee payable	$250,000	$—

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

At December 31, 2020, the Company had not yet commenced operations. All activity through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of Ensysce Biosciences, Inc., a Delaware corporation (“Ensysce”) (see Note 12) and activities in connection with the previously proposed business combination with GTWY Holdings Limited, a Canadian corporation (“GTWY Holdings”), which was terminated on July 16, 2020.

The registration statement for the Company’s Initial Public Offering was declared effective on December 1, 2017. On December 5, 2017, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the common stock included in the Units, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,825,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to Hydra LAC, LLC, an affiliate of Hydra Management, LLC (the “Hydra Sponsor”), MLCP GLL Funding LLC, an affiliate of Matthews Lane Capital Partners, LLC (the “Matthews Lane Sponsor,” and, together with the Hydra Sponsor, the “Sponsors”), HG Vora Special Opportunities Master Fund, Ltd. (“HG Vora”) and certain members of the Company’s management team, generating gross proceeds of $6,825,000, which is described in Note 5.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any deposits made to the Trust Account in connection with extension payments and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes). The per share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 8).

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Second Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsors and the Company’s other initial stockholders (collectively, the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares held by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company agreed to contribute (the “Contribution”) $0.03 for each share of the Company’s common stock that was not redeemed in connection with the extension for each of the four monthly periods covered by the extension (commencing on December 6, 2019 through the Initial Extension Date), subject to certain conditions.

On each of December 5, 2019, January 3, 2020, February 4, 2020 and March 4, 2020, the Company made a Contribution of $0.03 for each of the public shares outstanding, for an aggregate Contribution of $2,265,150, which amounts were deposited into the Trust Account.

On December 5, 2019, the Company entered into an expense advancement agreement with GTWY Holdings (the “GTWY Expense Advance Agreement”), pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note was converted into warrants on January 31, 2021 (see Note 7).

On January 15, 2020, the Company drew down $1,000,000 under the expense advancement agreement with the Company’s Sponsors and strategic investor dated December 1, 2017 in exchange for issuing unsecured promissory notes to fund its working capital requirements and to fund required Contributions to the Trust Account. The holders had the option to convert the promissory notes into warrants at a price of $1.00 per warrant subject to the same terms and conditions as private placement warrants. The notes were converted into warrants to purchase 1,000,001 shares of the Company’s common stock at an exercise price of $11.50 per share on June 25, 2020 (see Note 6).

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

Nasdaq Notifications

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

On January 27, 2021, the Panel granted the Company’s request for continued listing of the Company’s equity securities on the Nasdaq Capital Market pursuant to an extension, subject to certain milestones, through June 1, 2021 (see Note 12). See Item 1A. Risk Factors— The Nasdaq may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

As of December 31, 2020, the Company had $75,000 available for drawdown under the Company’s expense advancement agreement with the Company’s Sponsors and HG Vora (see “Related Party Loans” in Note 6).

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

NOTE 2. — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Private Placement Warrants issued in connection with its Initial Public Offering and its working capital warrants issued on conversion of its convertible promissory notes (collectively, the “Private Warrants”) as components of equity instead of as derivative liabilities. In addition, the Company did not account for its convertible promissory notes as a derivative liability (together with the Private Warrants, the “Derivative Instruments”). The Warrant Agreement governing the Private Warrants (the “Warrant Agreement”) includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the Warrant Agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted under circumstances in which, upon completion of such tender offer, the maker thereof, together with members of any group of which such maker is a part own beneficially more than 50% of the outstanding shares of more than 50% of the Company’s common stock, all holders of the Private Warrants and Public Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the Warrant Agreement, although the Company does not believe the portion of the SEC Statement referring to the tender offer are applicable to the Company’s warrants because the Company has only a single class of Common Stock..

In further consideration of the SEC Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Private Warrants fail the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25, but that the Public Warrants could continue to be classified as stockholder’s equity.

As a result of the above, the Company should have classified the Derivative Instruments as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Derivative Instruments at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The change in the Company’s accounting to treat its outstanding Private Warrants and its convertible promissory notes as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of December 5, 2017 (audited)
Total Liabilities	$7,206,932	$4,572,750	$11,779,682
Common Stock Subject to Possible Redemption	190,296,100	(4,572,750)	185,723,350
Common Stock	672	46	718
Additional Paid-in Capital	5,004,493	(46)	5,004,447
Accumulated Deficit	(5,161)	—	(5,161)
Total Stockholders’ Equity	5,000,004	—	5,000,004

Number of shares subject to redemption	19,029,610	(457,275)	18,572,335

Balance sheet as of December 31, 2017 (audited)
Total Liabilities	$7,156,239	$5,664,750	$12,820,989
Common Stock Subject to Possible Redemption	190,270,071	(5,664,750)	184,605,321
Common Stock	673	57	730
Additional Paid-in Capital	5,030,521	1,091,943	6,122,464
Accumulated Deficit	(31,193)	(1,092,000)	(1,123,193)
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	19,015,680	(566,138)	18,449,542

Balance sheet as of March 31, 2018 (unaudited)
Total Liabilities	$7,197,431	$5,323,500	$12,520,931
Common Stock Subject to Possible Redemption	190,676,137	(5,323,500)	185,352,637
Common Stock	599	53	652
Additional Paid-in Capital	4,624,529	750,697	5,375,226
(Accumulated Deficit) / Retained Earnings	374,873	(750,750)	(375,877)
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	19,010,039	(530,743)	18,479,296

Balance sheet as of June 30, 2018 (unaudited)
Total Liabilities	$7,135,244	$5,596,500	$12,731,744
Common Stock Subject to Possible Redemption	191,091,247	(5,596,500)	185,494,747
Common Stock	601	56	657
Additional Paid-in Capital	4,209,417	1,023,694	5,233,111
(Accumulated Deficit) / Retained Earnings	789,983	(1,023,750)	(233,767)
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	18,989,851	(556,157)	18,433,694

Balance sheet as of September 30, 2018 (unaudited)
Total Liabilities	$7,359,152	$7,302,750	$14,661,902
Common Stock Subject to Possible Redemption	191,668,896	(7,302,750)	184,366,146
Common Stock	603	72	675
Additional Paid-in Capital	3,631,766	2,729,928	6,361,694
(Accumulated Deficit) / Retained Earnings	1,367,632	(2,730,000)	(1,362,368)
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	18,974,158	(722,932)	18,251,226

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of December 31, 2018 (audited)
Total Liabilities	$7,439,650	$5,733,000	$13,172,650

Common Stock Subject to Possible Redemption	192,392,104	(5,733,000)	186,659,104
Common Stock	604	56	660
Additional Paid-in Capital	2,908,557	1,160,194	4,068,751
Retained Earnings	2,090,840	(1,160,250)	930,590
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	18,960,928	(565,008)	18,395,920

Balance sheet as of March 31, 2019 (unaudited)
Total Liabilities	$7,387,249	$5,391,750	$12,778,999
Common Stock Subject to Possible Redemption	193,168,017	(5,391,750)	187,776,267
Common Stock	605	53	658
Additional Paid-in Capital	2,132,643	818,947	2,951,590
Retained Earnings	2,866,753	(819,000)	2,047,753
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	18,952,136	(528,996)	18,423,140

Balance sheet as of June 30, 2019 (unaudited)
Total Liabilities	$7,770,352	$5,391,750	$13,162,102
Common Stock Subject to Possible Redemption	193,586,919	(5,391,750)	188,195,169
Common Stock	610	53	663
Additional Paid-in Capital	1,713,736	818,947	2,532,683
Retained Earnings	3,285,655	(819,000)	2,466,655
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	18,899,782	(526,394)	18,373,388

Balance sheet as of September 30, 2019 (unaudited)
Total Liabilities	$8,134,091	$5,528,250	$13,662,341
Common Stock Subject to Possible Redemption	194,076,642	(5,528,250)	188,548,392
Common Stock	614	54	668
Additional Paid-in Capital	1,224,009	955,446	2,179,455
Retained Earnings	3,775,378	(955,500)	2,819,878
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	18,860,476	(537,238)	18,323,238

Balance sheet as of December 30, 2019 (audited)
Total Liabilities	$10,337,313	$7,166,250	$17,503,563
Common Stock Subject to Possible Redemption	181,174,585	(7,166,250)	174,008,335
Common Stock	638	69	707
Additional Paid-in Capital	2,542,569	2,593,431	5,136,000
(Accumulated Deficit) / Retained Earnings	2,456,794	(2,593,500)	(136,706)
Total Stockholders’ Equity	5,000,001	—	5,000,001

Number of shares subject to redemption	17,501,073	(692,244)	16,808,829

	As
	Previously		As
	Reported	Adjustments	Restated

Balance sheet as of March 31, 2020 (unaudited)
Total Liabilities	$52,060,483	$5,023,678	$57,084,161
Common Stock Subject to Possible Redemption	4,541,236	(4,541,236)	—
Common Stock	660	43	703
Additional Paid-in Capital	2,892,404	(31,557)	2,860,847
Retained Earnings	2,106,940	(450,928)	1,656,012
Total Stockholders’ Equity	5,000,004	(482,442)	4,517,562

Number of shares subject to redemption	433,788	(433,788)	—

Balance sheet as of June 30, 2020 (unaudited)
Total Liabilities	$8,359,869	$7,746,750	$16,106,619
Common Stock Subject to Possible Redemption	52,179	(52,179)	—
Common Stock	626	(4)	622
Additional Paid-in Capital	282,203	(282,203)	0.00
(Accumulated Deficit) / Retained Earnings	4,717,174	(7,412,364)	(2,695,190)
Total Stockholders’ Equity	5,000,003	(7,694,571)	(2,694,568)

Number of shares subject to redemption	5,156	(5,156)	—

Balance sheet as of September 30, 2020 (unaudited)
Total Liabilities	$8,018,370	$3,756,000	$11,774,370
Common Stock Subject to Possible Redemption	270,999	(270,999)	—
Common Stock	624	(2)	622
Additional Paid-in Capital	63,385	(63,385)	—
(Accumulated Deficit) / Retained Earnings	4,935,997	(3,421,614)	1,514,383
Total Stockholders’ Equity	5,000,006	(3,485,001)	1,515,005

Number of shares subject to redemption	26,189	(26,189)	—

Balance sheet as of December 30, 2020 (audited)
Total Liabilities	$7,801,692	$6,260,000	$14,061,692
Common Stock Subject to Possible Redemption	52,935	(52,935)	—
Common Stock	622	—	622
Additional Paid-in Capital	—	—	—
(Accumulated Deficit) / Retained Earnings	4,999,385	(6,207,065)	(1,207,680)
Total Stockholders’ Equity	5,000,007	(6,207,065)	(1,207,058)

Number of shares subject to redemption	5,094	(5,094)	—

Statement of Operations for the period from September 11, 2017 (inception) to December 31, 2017 (audited)
Net loss	$(31,193)	$(1,092,000)	$(1,123,193)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,572,335	18,572,335
Basic and diluted net income per share, Common stock subject to possible redemption	—	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	6,184,506	107,109	6,291,615
Basic and diluted net loss per share, Common Stock	(0.01)	(0.18)	(0.19)

Statement of Operations for the three months ended March 31, 2018 (unaudited)
Net income (loss)	$406,066	$341,250	$747,316
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,449,542	18,449,542
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.03	0.03
Basic and diluted weighted average shares outstanding, Common stock	5,984,320	566,138	6,550,458
Basic and diluted net (loss) income per share, Common Stock	(0.02)	0.05	0.03

	As
	Previously		As
	Reported	Adjustments	Restated

Statement of Operations for the three months ended June 30, 2018 (unaudited)
Net income	$415,110	$(273,000)	$142,110
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,479,296	18,479,296
Basic and diluted net income per share, Common stock subject to possible redemption	—	0.04	0.04
Basic and diluted weighted average shares outstanding, Common stock	5,989,961	530,743	6,520,704
Basic and diluted net loss per share, Common Stock	(0.05)	(0.04)	(0.09)

Statement of Operations for the six months ended June 30, 2018 (unaudited)
Net income	$821,176	$68,250	$889,426
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,464,501	18,464,501
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.08	0.08
Basic and diluted weighted average shares outstanding, Common stock	5,981,156	548,343	6,535,499
Basic and diluted net loss per share, Common Stock	(0.10)	0.02	(0.08)

Statement of Operations for the three months ended September 30, 2018 (unaudited)
Net income (loss)	$577,649	$(1,706,250)	$(1,128,601)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,433,694	18,433,694
Basic and diluted net income per share, Common stock subject to possible redemption	—	0.05	0.05
Basic and diluted weighted average shares outstanding, Common stock	6,010,149	566,157	6,566,306
Basic and diluted net loss per share, Common Stock	(0.05)	(0.25)	(0.30)

Statement of Operations for the nine months ended September 30, 2018 (unaudited)
Net income (loss)	$1,398,825	$(1,638,000)	$(239,175)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,454,119	18,454,119
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.15	0.12
Basic and diluted weighted average shares outstanding, Common stock	5,994,905	550,976	6,545,881
Basic and diluted net loss per share, Common Stock	(0.14)	(0.24)	(0.38)

Statement of Operations for the year ended December 31, 2018 (audited)
Net income	$2,122,033	$(68,250)	$2,053,783
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,402,979	18,402,979
Basic and diluted net income per share, Common stock subject to possible redemption	—	0.19	0.19
Basic and diluted weighted average shares outstanding, Common stock	6,002,703	549,318	6,597,021
Basic and diluted net (loss) income per share, Common Stock	(0.22)	0.01	(0.21)

	As
	Previously		As
	Reported	Adjustments	Restated

Statement of Operations for the three months ended March 31, 2019 (unaudited)
Net income	$775,913	$341,250	$1,117,163
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,935,920	18,395,920
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.06	0.06
Basic and diluted weighted average shares outstanding, Common stock	6,039,072	565,008	6,604,080
Basic and diluted net (loss) income per share, Common Stock	(0.04)	0.05	0.01

Statement of Operations for the three months ended June 30, 2019 (unaudited)
Net income	$418,902	$—	$418,902
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,123,140	18,423,140
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.05	0.05
Basic and diluted weighted average shares outstanding, Common stock	6,047,864	528,996	6,576,860
Basic and diluted net loss per share, Common Stock	(0.09)	0.01	(0.08)

Statement of Operations for the six months ended June 30, 2019 (unaudited)
Net income	$1,194,815	$341,250	$1,536,065
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,409,605	18,409,605
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.10	0.10
Basic and diluted weighted average shares outstanding, Common stock	6,043,492	546,903	6,590,395
Basic and diluted net (loss) income per share, Common Stock	(0.10)	0.06	(0.04)

Statement of Operations for the three months ended September 30, 2019 (unaudited)
Net income	$489,723	$(136,500)	$353,223
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,373,388	18,373,388
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.05	0.05
Basic and diluted weighted average shares outstanding, Common stock	6,100,218	526,394	6,626,612
Basic and diluted net loss per share, Common Stock	(0.08)	(0.01)	(0.09)

Statement of Operations for the nine months ended September 30, 2019 (unaudited)
Net income (loss)	$1,684,538	$204,750	$1,889,288
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,397,400	18,397,400
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.15	0.15
Basic and diluted weighted average shares outstanding, Common stock	6,062,609	539,991	6,602,600
Basic and diluted net (loss) income per share, Common Stock	(0.18)	0.05	(0.13)

	As
	Previously		As
	Reported	Adjustments	Restated

Statement of Operations for the year ended December 31, 2019 (audited)
Net income (loss)	$365,954	$(1,433,250)	$(1,067,296)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	18,270,950	18,270,950
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.17	0.17
Basic and diluted weighted average shares outstanding, Common stock	6,081,996	539,297	6,621,293
Basic and diluted net loss per share, Common Stock	(0.47)	(0.16)	(0.63)

Statement of Operations for the three months ended March 31, 2020 (unaudited)
Net income (loss)	$(349,854)	$2,142,572	$1,792,718
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	15,885,267	15,885,267
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.01	0.01
Basic and diluted weighted average shares outstanding, Common stock	6,375,178	690,659	7,065,837
Basic and diluted net (loss) income per share, Common Stock	(0.07)	0.31	0.24

Statement of Operations for the three months ended June 30, 2020 (unaudited)
Net income	$2,610,234	$(1,723,072)	$887,162
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	—	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	—	—
Basic and diluted weighted average shares outstanding, Common stock	6,604,785	399,665	7,004,450
Basic and diluted net (loss) income per share, Common Stock	0.40	(0.27)	0.13

Statement of Operations for the six months ended June 30, 2020 (unaudited)
Net income	$2,260,380	$419,500	$2,679,880
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	7,942,633	7,942,633
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	6,489,982	545,162	7,035,144
Basic and diluted net income per share, Common Stock	0.35	0.03	0.38

Statement of Operations for the three months ended September 30, 2020 (unaudited)
Net income	$218,823	$3,990,750	$4,209,573
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	—	—
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	—	—
Basic and diluted weighted average shares outstanding, Common stock	6,257,127	5,156	6,262,283
Basic and diluted net income per share, Common Stock	0.03	0.64	0.67

	As
	Previously		As
	Reported	Adjustments	Restated

Statement of Operations for the nine months ended September 30, 2020 (unaudited)
Net income	$2,479,203	$4,410,250	$6,889,453
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	5,275,764	5,275,764
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	—	0.00	0.00
Basic and diluted weighted average shares outstanding, Common stock	6,411,797	363,846	6,775,643
Basic and diluted net income per share, Common Stock	0.39	0.63	1.02

Statement of Operations for the year ended December 31, 2020 (audited)
Net income	$2,404,519	$1,906,250	$4,310,769
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	4,457,537	(507,921)	3,949,616
Basic and diluted net income (loss) per share, Common stock subject to possible redemption	0.00	—	0.00
Basic and diluted weighted average shares outstanding, Common stock	6,367,631	275,128	6,642,759
Basic and diluted net loss per share, Common Stock	0.38	0.27	0.65

Cash Flow Statement for the period from September 11, 2017 (inception) to December 31, 2017 (audited)
Net loss	$(31,193)	$(1,092,000)	$(1,123,193)
Initial classification of warrant liability	—	4,572,750	4,572,750
Change in fair value of warrant liability	—	1,092,000	1,092,000
Initial classification of common stock subject to redemption	190,296,100	(4,572,750)	185,723,350
Change in value of common stock subject to redemption	(26,029)	(1,092,000)	(1,118,029)

Cash Flow Statement for the three months ended March 31, 2018 (unaudited)
Net income	$406,066	$341,250	$747,316
Change in fair value of warrant liability	—	(341,250)	(341,250)
Change in value of common stock subject to redemption
	406,066	341,250	747,316
Cash Flow Statement for the six months ended June 30, 2018 (unaudited)
Net income	$821,176	$68,250	$889,426
Change in fair value of warrant liability	—	(68,250)	(68,250)
Change in value of common stock subject to redemption	821,176	68,250	889,426

Cash Flow Statement for the nine months ended September 30, 2018 (unaudited)
Net income (loss)	$1,398,825	$(1,638,000)	$(239,175)
Change in fair value of warrant liability	—	1,638,000	1,638,000
Change in value of common stock subject to redemption	1,398,825	(1,638,000)	(239,175)

Cash Flow Statement for the year ended December 31, 2018 (audited)
Net income	$2,122,033	$(68,250)	$2,053,783
Change in fair value of warrant liability	—	68,250	68,250
Change in value of common stock subject to redemption	2,122,033	(68,250)	2,053,783

Cash Flow Statement for the three months ended March 31, 2019 (unaudited)
Net income	$775,913	$341,250	$1,117,163
Change in fair value of warrant liability	—	(341,250)	(341,250)
Change in value of common stock subject to redemption	775,913	341,250	1,117,163

	As
	Previously		As
	Reported	Adjustments	Restated

Cash Flow Statement for the six months ended June 30, 2019 (unaudited)
Net income	$1,194,815	$341,250	$1,536,065
Change in fair value of warrant liability	—	(341,250)	(341,250)
Change in value of common stock subject to redemption	1,194,815	341,250	1,536,065

Cash Flow Statement for the nine months ended September 30, 2019 (unaudited)
Net income (loss)	$1,684,538	$204,750	$1,889,288
Change in fair value of warrant liability	—	(204,750)	(204,750)
Change in value of common stock subject to redemption	1,684,538	204,750	1,889,288

Cash Flow Statement for the year ended December 31, 2019 (audited)
Net income (loss)	$365,954	$(1,433,250)	$(1,067,296)
Change in fair value of warrant liability	—	1,433,250	1,433,250
Change in value of common stock subject to redemption	365,954	(1,433,250)	(1,067,296)

Cash Flow Statement for the three months ended March 31, 2020 (unaudited)
Net (loss) income	$(349,854)	$2,142,572	$1,792,718
Change in fair value of warrant liability	—	(2,184,000)	(2,184,000)
Amortization of debt discount on convertible promissory note	—	31,428	31,428
Change in value of conversion option liability	—	10,000	10,000
Change in value of common stock subject to redemption	(349,857)	(4,191,379)	(4,541,236)

Cash Flow Statement for the six months ended June 30, 2020 (unaudited)
Net income	$2,260,380	$419,500	$2,679,880
Change in fair value of warrant liability	—	(419,500)	(419,500)
Amortization of debt discount on convertible promissory note	—	220,000	220,000
Change in value of conversion option liability	—	(220,000)	(220,000)
Change in value of common stock subject to redemption	3,260,378	(3,312,557)	(52,179)
Issuance of warrants in connection with conversion of promissory note – related party	1,000,000	(1,000,000)	—

Cash Flow Statement for the nine months ended September 30, 2020 (unaudited)
Net income	$2,479,203	$4,410,250	$6,889,453
Change in fair value of warrant liability	—	(4,410,250)	(4,410,250)
Amortization of debt discount on convertible promissory note	—	220,000	220,000
Change in value of conversion option liability	—	(220,000)	(220,000)
Change in value of common stock subject to redemption	3,479,198	(3,750,197)	(270,999)
Issuance of warrants in connection with conversion of promissory note – related party	1,000,000	(1,000,000)	—

Cash Flow Statement for the year ended December 31, 2020 (audited)
Net income	$2,404,519	$1,906,250	$4,310,769
Change in fair value of warrant liability	—	(1,906,250)	(1,906,250)
Amortization of debt discount on convertible promissory note	—	220,000	220,000
Change in value of conversion option liability	—	(220,000)	(220,000)
Change in value of common stock subject to redemption	3,654,513	3,707,448	(52,935)
Issuance of warrants in connection with conversion of promissory note – related party	1,000,000	(1,000,000)	—

NOTE 3. — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Instruments

The Company accounts for debt and equity issuances as either equity-classified or liability-classified instruments based on an assessment of the instruments specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the instruments and as of each subsequent quarterly period end date while the instruments are outstanding.

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash change in fair value of warrant liability on the statements of operations.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,825,001 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the year ended December 31,
	2020	2019
Common stock subject to possible redemption
Numerator: Earnings attributable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$—	$3,784,472
Less: interest available to be withdrawn for payment of taxes	—	(672,550)
Net income	$—	$3,111,922
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	3,949,616	18,270,950
Basic and diluted net income per share	$0.00	$0.17

Non-Redeemable Common Stock
Numerator: Net Income (Loss) minus Net Earnings
Net loss	$4,310,769	$(1,067,296)
Less: Net income allocable to Common stock subject to possible redemption	—	(3,239,823)
Non-Redeemable Net Income (Loss)	$4,309,136	$(4,307,119)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	6,642,759	6,621,293
Basic and diluted net income (loss) per share	$0.65	$(0.63)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for the Derivative Instruments (see Note 6 and 11).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, and one-half of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 (see Note 8).

NOTE 5. — PRIVATE PLACEMENT

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

NOTE 6. — RELATED PARTY TRANSACTIONS

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

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advancement agreement dated December 1, 2017 which were subsequently converted by the holders into warrants on June 25, 2020. The expense advancement agreement was amended to increase the total amount of advances available to the Company under the agreement by an additional $300,000, of which the Company drew down $225,000 pursuant to promissory notes issued in October and November 2020 and $75,000 remained available for drawdown as of December 31, 2020 which was drawn down on February 1, 2021. On February 23, 2021, the expense advancement agreement was further amended to increase the loan commitment amount by an additional $160,000 which was drawn down on February 24, 2021 (see Note 12). The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advancement agreement, the Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of December 31, 2020, there was $225,000 outstanding under the Working Capital Loans (the $1,000,000 previously loaned by the Funding Parties having been converted into warrants on June 25, 2020). The outstanding amount was $460,000 as of March 10, 2021 (see Note 12).

The Company assessed the provisions of the Working Capital Loans under ASC 815-15 (see Note 2). The derivative component of the obligation is initially valued and classified as a derivative liability with an offset to loss on conversion option liability. The conversion option was valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement (see Note 11). The Modified Black Scholes Option Pricing Model’s primary unobservable input utilized in determining the fair value of the conversion option is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was 85% which was determined based on the observed success rates of business combinations for special purpose acquisition companies. The Company’s management evaluated the conversion option amounts outstanding as of December 31, 2020 and concluded that the amounts were immaterial.

The following table presents the change in the fair value of conversion option:

Fair value as of January 1, 2020	$—
Initial measurement	220,000
Change in fair value	10,000
Elimination of conversion option upon conversion of promissory note on June 25, 2020	(230,000)
Fair value as of December 31, 2020	$—

NOTE 7. — COMMITMENTS

Forgiveness of Accounts Payable

During the year ended December 31, 2020, two of the Company’s service providers forgave certain amounts due to them in connection with previously provided services. As a result, the Company recorded a forgiveness of accounts payable in the amount of $3,298,207.

GTWY Holdings Promissory Note

On December 5, 2019, the Company entered into the GTWY Expense Advancement Agreement, pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note that was non-interest bearing to GTWY Holdings (the “Gateway Promissory Note”). The Gateway Promissory Note provided for repayment out of the proceeds of the Trust Account released to the Company if the Company completes an initial Business Combination and, otherwise, out of funds held by the Company outside the Trust Account. At December 31, 2020, there was $566,268 outstanding under the note. On January 31, 2021, the Company and GTWY Holdings entered into an amendment to the Gateway Promissory Note to permit conversion of the promissory note into warrants at a price of $1.00 per warrant. In connection with such amendment, GTWY Holdings elected to convert the full principal balance of the Gateway Promissory Note into 566,288 warrants (see Note 10).

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

Underwriters Agreement

The underwriters of the Initial Public Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $7,000,000. Up to $0.05 per Unit (or up to $1,000,000) of the deferred fee may be paid to third parties (who are members of FINRA) that assist the Company in consummating its initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. On November 23, 2020, the underwriters agreed to waive $250,000 of the deferred fee which had been held in the Trust Account and was to be paid upon consummation of the Business Combination, resulting in an aggregate of $6,750,000 deferred underwriting fee payable as of December 31, 2020 (see Note 12). The Company recorded the waiver of the deferred fee as a credit to retained earnings in the accompanying statement of stockholders’ equity.

Contingent Forward Purchase Contract

On December 1, 2017, the strategic investor entered into a contingent forward purchase contract (the “Contingent Forward Purchase Contract”) with the Company to purchase, in a private placement for gross proceeds of $62,500,000 to occur concurrently with the consummation of the Business Combination, 6,250,000 Units on substantially the same terms as the sale of Units in the Initial Public Offering at $10.00 per Unit. In connection with previously proposed business combination transaction with GTWY Holdings, an amendment to the Contingent Forward Purchase Contract was effected on December 27, 2019 to provide that the Contingent Forward Purchase Contract would terminate as of, and contingent upon, the closing of the transaction with GTWY Holdings such that the strategic investor would instead purchase 3,000,000 units of GTWY Holdings’ equity securities (with each unit consisting of one GTWY Holdings Share and one-half of one GTWY Holdings Warrant) for a purchase price of $10.00 per unit. The Contingent Forward Purchase Contract was waived by the strategic investor in the connection with the proposed Business Combination with Ensysce.

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

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At December 31, 2020 and 2019, there were 6,224,268 and 7,067,422 shares of common stock issued and outstanding, respectively, excluding 0 and 16,808,829 shares of common stock subject to possible redemption, respectively.

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

NOTE 9 — INCOME TAXES

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31, 2020
	2020	2019

Statutory federal income tax rate	21.0%	21.0%
True-ups	(6.9)%	(1.2)%
Change in fair value of warrant liability	(8.8)%	(58.8)%
Business Combination expenses	0.0%	69.4%
Income tax provision	5.3%	(108.4)%

For the year ended December 31, 2020, the effective tax rate differs from the statutory tax rate primarily due to the reversal of previously recorded permanent differences for transactional expenses incurred in connection with the now terminated GTWY Holdings acquisition, as well as permanent differences attributable to the change in the fair value of the warrants. For the year ended December 31, 2019, the effective tax rate differs from the statutory tax rate due to the permanent differences recorded for transactional expenses incurred with the GTWY Holdings acquisition.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 and 2019 remain open and subject to examination. The Company considers New York to be a significant state tax jurisdiction.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$12,628,170	$195,312,177

Liabilities:
Warrant Liability – Private Warrants	3	6,260,000	7,166,250

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was determined based on the observed success rates of business combinations for special purpose acquisition companies.

The key inputs into the Black Scholes Option Pricing Model for the Private Warrants were as follows:

Input	December 31, 2020	December 31, 2019
Risk-free interest rate	0.36%	1.69%
Expected Term (years)	5.0	5.0
Probability of Business Combination	30.0%	90.0%
Expected volatility	19.7%	13.5%
Exercise price	$11.50	$11.50
Stock Price	$12.43	$10.42
Annual dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Fair value as of December 31, 2018	5,733,000
Change in fair value	1,433,250
Fair value as of December 31, 2019	7,166,250
Change in fair value	(906,250)
Fair value as of December 31, 2020	$6,260,000

NOTE 11. — SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and as described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Ensysce’s issued and outstanding share capital as of immediately prior to the Merger Effective Time will, at the closing (the “Closing”) of the transactions contemplated by the Merger Agreement (collectively, the “Transaction”), be canceled and converted into the right to receive the Company’s common stock, par value $0.0001 per share (the “LACQ Common Stock”) calculated based on an exchange ratio of 0.06585 (the “Exchange Ratio”).

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

(3)	Exhibits.

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated January 31, 2021, by and among Leisure Acquisition Corp., Ensysce Biosciences, Inc. and EB Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
3.1(a)	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
3.1(b)	Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 9, 2019)
3.1(c)	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on March 31, 2020)
3.1(d)	Amendment No. 3 to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on June 30, 2020)
3.1(e)	Amendment No. 4 to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on November 30, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
4.4	Warrant Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
4.5***	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 filed with the Company’s Annual Report on Form 10-K on March 15, 2021)
10.1(a)	Investment Management Trust Agreement, dated December 1, 2017, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.1(b)	Amendment to Investment Management Trust Agreement, dated December 5, 2019 (incorporated by reference to Exhibit 10.1(b) filed with the Company’s Annual Report on Form 10-K on March 10, 2020).
10.1(c)	Amendment No. 2 to Investment Management Trust Agreement, dated March 26, 2020 (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on March 31, 2020)
10.1(d)	Amendment No. 3 to Investment Management Trust Agreement, dated June 29, 2020 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on June 30, 2020)
10.1(e)	Amendment No. 4 to Investment Management Trust Agreement, dated November 30, 2020 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on November 30, 2020)
10.2	Registration Rights Agreement, dated December 1, 2017, among the Company and certain security holders (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.3	Warrant Purchase Agreement, dated December 1, 2017, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.4	Administrative Services Agreement, dated December 1, 2017, between the Company and Hydra Management, LLC (incorporated by reference to Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.5(a)	Expense Advancement Agreement, dated December 1, 2017, between the Company, HG Vora Special Opportunities Master Fund, Ltd., Hydra Management, LLC and Matthews Lane Capital Partners LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.5(c)	Amendment to Expense Advancement Agreement, dated June 29, 2020 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 30, 2020)
10.5(b)	Amendment to Expense Advancement Agreement, dated October 26, 2020 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 29, 2020)
10.5(d)	Amendment No. 3 to Expense Advancement Agreement, dated November 30, 2020 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on November 30, 2020)
10.5(e)	Amendment No. 4 to Expense Advancement Agreement, dated February 23, 2021 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 25, 2021)
10.5(f)	Form of Amended and Restated Promissory Note relating to Expense Advancement Agreement (5) (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 25, 2021)

69

10.6(a)	Letter Agreement, dated December 1, 2017, among the Company, its officers, directors and security holders (incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.6(b)	Amendment to Letter Agreement, dated December 5, 2019 (incorporated by reference to Exhibit 10.6(b) filed with the Company’s Annual Report on Form 10-K on March 10, 2020).
10.7	Contingent Forward Purchase Contract, dated December 1, 2017, between the Company and HG Vora Special Opportunities Master Fund, Ltd (incorporated by reference to Exhibit 10.7 filed with the Company’s Current Report on Form 8-K on December 5, 2017)
10.8	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.9	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and HG Vora Special Opportunities Master Fund, Ltd (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.10	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Hydra Management, LLC (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.11	Securities Subscription Agreement, dated September 11, 2017, between the Registrant and Matthews Lane Capital Partners LLC (incorporated by reference to Exhibit 10.6 filed with the Company’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.12(a)	Expense Advance Agreement, dated December 5, 2019, between the Company and GTWY Holdings Limited (incorporated by reference to Exhibit 10.12 filed with the Company’s Annual Report on Form 10-K on March 10, 2020).
10.12(b)	Amendment to GTWY Holdings Limited Promissory Note, dated January 31, 2021 (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
10.13	Fee Waiver Letter, dated November 23, 2020 (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on November 30, 2020)
10.14	Fee Waiver Letter, dated January 31, 2021 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
10.15	Warrant Surrender Agreement, among MLCP GLL Funding LLC, Hydra LAC, LLC, and Leisure Acquisition Corp., dated January 31, 2021 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
***	Previously filed
†	Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). LACQ agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

Item 16. Form 10-K Summary

None.

70

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

June 7, 2021	LEISURE ACQUISITION CORP.

	By:	/s/ Daniel B, Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer

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

Name	Position	Date

/s/ A. Lorne Weil
A. Lorne Weil	Executive Chairman	June 7, 2021

/s/ Daniel B. Silvers
Daniel B. Silvers	Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2021

/s/ George Peng
George Peng	Chief Financial Officer, Treasurer and Secretary ( Principal Financial and Accounting Officer)	June 7, 2021

/s/ Marc J. Falcone
Marc J. Falcone	Director	June 7, 2021

/s/ Steven M. Rittvo
Steven M. Rittvo	Director	June 7, 2021

/s/ David L. Weinstein
David L. Weinstein	Director	June 7, 2021

71