Form 10-Q
period 2021-03-31
Leisure Acquisition Corp.
filed 2021-06-08
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of June 7, 2021, there were 6,224,268 shares of the Company’s common stock, par value $0.0001, issued and outstanding.

LEISURE ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

LEISURE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$18,034	$49,202
Prepaid expenses	190,400	157,483
Prepaid income taxes	19,779	19,779
Total Current Assets	228,213	226,464

Deferred tax asset	61,278	—
Cash and marketable securities held in Trust Account	12,690,899	12,628,170
TOTAL ASSETS	$12,980,390	$12,854,634

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$319,180	$260,404
Total Current Liabilities	319,180	260,404

Promissory note	—	566,288
Convertible promissory notes - related party	460,000	225,000
Warrant liability	8,307,375	6,260,000
Deferred underwriting fee payable	2,000,000	6,750,000
Total Liabilities	11,086,555	14,061,692

Commitments

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 6,224,268 shares issued and outstanding	622	622
Additional paid-in capital	4,812,500	—
Accumulated deficit	(2,919,287)	(1,207,680)
Total Stockholders’ Equity (Deficit)	1,893,835	(1,207,058)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,980,390	$12,854,634

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEISURE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating costs	$292,027	$915,183
Loss from operations	(292,027)	(915,183)

Other income (expense):
Interest earned on marketable securities held in Trust Account	229	639,954
Interest expense	—	(31,428)
Change in fair value of conversion liability	—	(10,000)
Change in fair value of warrant liability	(1,481,087)	2,184,000
Other (expense) income, net	(1,480,858)	2,782,526

(Loss) income before provision for income taxes	(1,772,885)	1,867,343
Benefit from (provision for) income taxes	61,278	(74,625)
Net (loss) income	$(1,711,607)	$1,792,718

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	—	15,885,267

Basic and diluted net loss per share, Common stock subject to possible redemption	$—	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,224,268	6,375,178

Basic and diluted net loss per share, Non-redeemable common stock	$(0.27)	$0.28

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEISURE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	6,224,268	$622	$—	$(1,207,680)	$(1,207,058)

Waiver of a portion of deferred underwriting fee	—	—	4,750,000	—	4,750,000

Amounts returned to Trust Account for excess redemptions previously withdrawn	—	—	62,500	—	62,500

Net income	—	—	—	(1,711,607)	(1,711,607)
Balance – March 31, 2021	6,224,268	$622	$4,812,500	$(2,919,287)	$1,893,835

THREE MONTHS ENDED MARCH 31, 2020

	Common Stock		Additional Paid in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2020	7,067,422	$707	$5,136,000	$(136,706)	$5,000,001

Change in value of common stock subject to possible redemption	(28,849)	4	(2,275,153)	—	(2,275,157)

Net income	—	—	—	1,792,718	1,792,718
Balance – March 31, 2020	7,038,573	$703	$2,860,847	$1,656,012	$4,517,562

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEISURE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(1,711,607)	$1,792,718
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(229)	(639,954)
Change in fair value of warrant liability	1,481,087	(2,184,000)
Deferred tax benefit	(61,278)	—
Amortization of debt discount on convertible promissory note	—	31,428
Change in fair value of conversion option liability	—	10,000
Changes in operating assets and liabilities:
Prepaid expenses	(32,917)	(42,375)
Prepaid income taxes	—	74,625
Accounts payable and accrued expenses	58,776	723,170
Net cash used in operating activities	(266,168)	(234,388)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(62,500)	(1,698,862)
Cash withdrawn from Trust Account for redemption of common stock	—	136,283,492
Cash withdrawn from Trust Account for franchise taxes and income taxes	—	40,050
Net cash (used in) provided by investing activities	(62,500)	134,624,680

Cash Flows from Financing Activities:
Proceeds from convertible promissory notes – related parties	235,000	1,000,000
Redemption of common stock	—	(136,283,492)
Amounts returned to Trust Account for excess redemptions previously withdrawn	62,500	—
Net cash provided by (used in) financing activities	297,500	(135,283,492)

Net Change in Cash	(31,168)	(893,200)
Cash – Beginning	49,202	1,061,151
Cash – Ending	$18,034	$167,951

Non-Cash investing and financing activities:
Issuance of warrants in connection with conversion of promissory note	$566,288	$—
Waiver of a portion of deferred underwriting fee payable	$4,750,000	$—
Change in value of common stock subject to possible redemption	$—	$(349,857)
Due to stockholders for redemption of common stock	$—	40,000,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

The Company has one subsidiary, EB Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (see Note 6).

At March 31, 2021, the Company had not yet commenced operations. All activity through March 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the previously proposed business combination with GTWY Holdings Limited, a Canadian corporation (“GTWY Holdings”), which was terminated on July 16, 2020 and activities in connection with the proposed business combination with Ensysce Biosciences, Inc. (“Ensysce”), which is described in Note 6.

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

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any deposits made to the Trust Account in connection with extension payments and any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes). The per share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (see Note 6).

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

On December 5, 2019, the Company entered into an expense advancement agreement with GTWY Holdings (the “GTWY Expense Advance Agreement”), pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advance Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings. The note was converted into warrants on January 31, 2021 (see Note 6).

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

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

The Listing Qualifications Department advised the Company that its securities would be subject to delisting unless the Company timely requested a hearing before an independent Hearings Panel (the “Panel”). Following a hearing before the Panel, the Panel granted the Company an extension, through June 1, 2021, to complete an initial business combination and thereby evidence compliance with all criteria for initial listing on Nasdaq. The notice stated that June 1, 2021 constituted the full extent of the Panel’s discretion in this matter.

The Company continues to work towards completion of the proposed business combination with Ensysce; however, the merger has not yet been consummated. As a result, on June 1, 2021, Nasdaq notified the Company that trading in the Company’s securities on Nasdaq would be suspended effective with the open of the market on June 3, 2021 (the “Suspension Notice”). The Company’s securities became eligible to trade on the OTC Markets system beginning on June 3, 2021. Although trading, if any, will occur in the over-the-counter market beginning June 3, 2021, the Company will remain technically listed on Nasdaq pending the expiration of all Nasdaq review and appeal processes. The Company believes completion of the merger will enable it to evidence Nasdaq listing compliance by June 30, 2021; however, there can be no assurance that the Company’s proposed merger with Ensysce will be completed or that the Company’s securities will trade on Nasdaq upon completion of the merger.

In addition, and prior to the issuance of Suspension Notice, on May 25, 2021, the Company received formal notice from the Staff indicating that the Company’s failure to timely file this Form 10-Q with the SEC, as required by Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”), could serve as a separate basis for suspension and delisting of the Company’s securities from Nasdaq. The Company was granted the opportunity to submit a plan to regain compliance with the Filing Requirement for the Panel’s review by no later than June 1, 2021 and, notwithstanding the Suspension Notice, submitted that plan and filed this Form 10-Q in accordance with that plan.

The Company was unable to complete the merger with Ensysce or to timely file the Form 10-Q with the SEC due to the additional time required by the Company to determine and otherwise address the appropriate accounting treatment for the Company’s warrants, as a result of the SEC statement released on April 12, 2021, entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement provided guidance to all SPAC-related companies regarding the appropriate accounting for and reporting of warrants in their financial statements.

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

Liquidity and Going Concern

As of March 31, 2021, the Company had $18,034 in its operating bank accounts, $12,690,899 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $163,896, which excludes $72,929 of prepaid income and franchise taxes.

As of March 31, 2021, the Company there was no remaining amounts available for drawdown under the Company’s expense advancement agreement with the Company’s Sponsors and HG Vora (see “Related Party Loans” in Note 5).

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the SEC on June 7, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company and which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less, when purchased, to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were substantially held in a money market fund that invests primarily in U.S. Treasury Bills. During the three months ended March 31, 2021, the Company did not make any withdrawals of interest income from the Trust Account.

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

For issued or modified instruments that meet all of the criteria for equity classification, the instruments are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified instruments that do not meet all the criteria for equity classification, the instruments are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the instruments are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

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

LEISURE ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate of 3% and 4% differs from the statutory tax rate of 21% for the three months ended March 31, 2021 and 2021 primarily due to the effect of the permanent differences attributable to the change in the fair value of the warrants.

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

Net Loss Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 18,391,289 shares in the calculation of diluted loss per share, since the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For three months ended March 31,
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings attributable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$—	$—
Less: interest available to be withdrawn for payment of taxes	—	—
Net income	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	—	15,885,267
Basic and diluted net income per share	$—	$0.00

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Net Earnings
Net (loss) income	$(1,711,607)	$1,792,718
Less: Net income attributable to Common stock subject to possible redemption	—	—
Non-redeemable net (loss) income	$(1,711,607)	$1,792,718
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding	6,224,268	6,375,178
Basic and diluted net (loss) income per share	$(0.27)	$0.28

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for the Private Placement Warrants, the working capital warrants issued on conversion of its convertible promissory note and the warrants issued on conversion of the amounts outstanding under the Gateway Promissory Note (collectively, the “Private Warrants”).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on December 1, 2017 through the earlier of the completion of a Business Combination or the Company’s liquidation, the Company would pay Hydra Sponsor a monthly fee of up to $10,000 for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2020, the Company incurred $30,000 in fees for these services. Effective June 30, 2020, Hydra Sponsor agreed to stop charging the Company the monthly administrative fee and forgave the $71,000 outstanding balance due.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advancement agreement dated December 1, 2017 which were subsequently converted by the holders into warrants on June 25, 2020. The expense advancement agreement was amended to increase the total amount of advances available to the Company under the agreement by an additional $300,000, of which the Company drew down $225,000 pursuant to promissory notes issued in October and November 2020 and $75,000 was drawn down on February 1, 2021. On February 23, 2021, the expense advancement agreement was further amended to increase the loan commitment amount by an additional $160,000 which was drawn down on February 24, 2021. The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advancement agreement, the Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of March 31, 2021, there was $460,000 outstanding under the Working Capital Loans.

6. COMMITMENTS

GTWY Holdings Promissory Note

On December 5, 2019, the Company entered into the GTWY Expense Advancement Agreement, pursuant to which GTWY Holdings committed to provide $566,288 to fund contributions to the Trust Account. The Company drew down the full amount under the GTWY Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note that was not interest-bearing to GTWY Holdings (the “Gateway Promissory Note”). The Gateway Promissory Note provided for repayment out of the proceeds of the Trust Account released to the Company if the Company completes an initial Business Combination and, otherwise, out of funds held by the Company outside the Trust Account. On January 31, 2021, the Company and GTWY Holdings entered into an amendment to the Gateway Promissory Note to permit conversion of the promissory note into warrants at a price of $1.00 per warrant. In connection with such amendment, GTWY Holdings elected to convert the full principal balance of the Gateway Promissory Note into 566,288 warrants.

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

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Underwriters Agreement

The underwriters of the Initial Public Offering are entitled to a deferred fee of three and one-half percent (3.5%) of the gross proceeds of the Initial Public Offering, or $7,000,000. Up to $0.05 per Unit (or up to $1,000,000) of the deferred fee may be paid to third parties (who are members of FINRA) that assist the Company in consummating its initial Business Combination. The election to make such payments to third parties will be solely at the discretion of the Company’s management team, and such third parties will be selected by the management team in their sole and absolute discretion. The deferred fee will be paid in cash upon the closing of a Business Combination from the amounts held in the Trust Account, subject to the terms of the underwriting agreement. On November 23, 2020, the underwriters agreed to waive $250,000 of the deferred fee which had been held in the Trust Account and was to be paid upon consummation of the Business Combination, resulting in an aggregate of $6,750,000 deferred underwriting fee payable as of December 31, 2020. On January 31, 2021, the underwriters agreed to waive $4,750,000 of the deferred fee which had been held in the Trust Account and was to be paid upon consummation of the Business Combination, resulting in an aggregate of $2,000,000 deferred underwriting fee payable as of March 31, 2021.

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

Warrant Surrender Agreement

On January 31, 2021, in connection with entering into the Merger Agreement, the Company entered into a Warrant Surrender Agreement, by and among Company and the Sponsors, pursuant to which each of the Sponsors agreed to irrevocably forfeit and surrender 250,000 Private Placement Warrants immediately prior to, and contingent upon, the Closing of the Transaction.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. The underwriters’ election to exercise their over-allotment option expired unexercised on January 15, 2018 and, as a result, 750,000 Founder Shares were forfeited. At March 31, 2021 and December 31, 2020, there were 6,224,268 shares of common stock issued and outstanding.

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

8. WARRANTS

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

LEISURE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$12,690,899	$12,628,170

Liabilities:
Warrant Liability – Private Warrants	3	8,307,375	6,260,000

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Warrants were valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the probability of consummation of the Business Combination. The probability assigned to the consummation of the Business Combination was determined based on the observed success rates of business combinations for special purpose acquisition companies.

The key inputs into the Black Scholes Option Pricing Model for the Private Warrants were as follows:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.92%	0.36%
Expected Term (years)	5.0	5.0
Probability of Business Combination	30.0%	30.0%
Expected volatility	19.6%	19.7%
Exercise price	$11.50	$11.50
Stock Price	$13.08	$12.43
Annual dividend yield	0.00%	0.00%

The following table presents the changes in the fair value of warrant liabilities:

Fair value as of December 31, 2020	$6,260,000
Change in fair value	2,047,375
Fair value as of March 31, 2021	$8,307,375

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Developments

On January 31, 2021, the underwriters agreed to waive $4,750,000 of the deferred fee which had been held in the Trust Account and was to be paid upon consummation of the Business Combination, resulting in an aggregate of $2,000,000 deferred underwriting fee payable as of March 31, 2021.

On January 31, 2021, the Company and GTWY Holdings entered into an amendment to the Gateway Promissory Note to permit conversion of all or a portion of the promissory note into warrants at a price of $1.00 per warrant. In connection with such amendment, GTWY Holdings elected to convert the full principal balance of the Gateway Promissory Note into 566,288 warrants.

On February 23, 2021, we entered into a fourth amendment to our Expense Advancement Agreement with the sponsors and strategic investor to increase the total amount of advances available to us under the agreement by $160,000. The promissory notes covering the prior loan balance in the aggregate amount of $300,000 was amended and restated on February 24, 2021 in order to reflect the incremental increase of the total amount of advances available to us thereunder to $460,000 and all of which increase was drawn on February 24, 2021.

NASDAQ Notices

On November 30, 2020, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC stating that we were not in compliance with Listing Rule IM-5101-2 (the “Rule”), which requires that a special purpose acquisition company complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering, and that we were also not in compliance with Nasdaq’s minimum publicly held shares requirement under Listing Rule 5550(a)(4), which requires a listed company’s primary equity security to maintain a minimum of 500,000 publicly held shares. The Listing Qualifications Department advised the Company that its securities would be subject to delisting unless the Company timely requested a hearing before an independent Hearings Panel (the “Panel”). Following a hearing before the Panel, the Panel granted our request for continued listing of our equity securities on the Nasdaq Capital Market pursuant to an extension, subject to certain milestones, including completion of the Company’s merger with Ensysce, through June 1, 2021.

On June 1, 2021, Nasdaq notified the Company that trading in the Company’s securities on Nasdaq would be suspended effective with the open of the market on June 3, 2021 (the “Suspension Notice”). The Company’s securities became eligible to trade on the OTC Markets system beginning on June 3, 2021. Although trading, if any, will occur in the over-the-counter market beginning June 3, 2021, the Company will remain technically listed on Nasdaq pending the expiration of all Nasdaq review and appeal processes. The Company believes completion of the merger will enable it to evidence Nasdaq listing compliance by June 30, 2021.

In addition, and prior to the issuance of Suspension Notice, on May 25, 2021, the Company received formal notice from the Staff indicating that the Company’s failure to timely file this Form 10-Q with the SEC, as required by Nasdaq Listing Rule 5250(c)(1), could serve as a separate basis for suspension and delisting of the Company’s securities from Nasdaq. The Company was granted the opportunity to submit a plan to regain compliance with such filing requirement for the Panel’s review and, notwithstanding the Suspension Notice, submitted that plan and filed this Form 10-Q in accordance with that plan.

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

Results of Operations

Our only activities from inception through March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination and seeking to complete an initial business combination, including activities in connection with the proposed acquisition of Ensysce and the announced and subsequently terminated acquisition of GTWY Holdings. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $1,711,607, which consists of a change in the fair value of the warrant liability of $1,481,087 and operating costs of $292,027, offset by interest income on marketable securities held in the Trust Account of $229 and a benefit for income taxes of $61,278.

For the three months ended March 31, 2020, we had a net income of $1,792,718, which consists of a change in the fair value of the warrant liability of $2,184,000 and interest income on marketable securities held in the Trust Account of $639,954, offset by operating costs of $915,813, a provision for income taxes of $74,625, amortization of the debt discount on convertible promissory note of $31,428 and a change in the fair value of conversion option liability of $10,000.

Liquidity and Capital Resources

As of March 31, 2021, we had marketable securities held in the Trust Account of $12,690,899 consisting of money market funds which invest solely in U.S. Treasuries with a maturity of 180 days or less. Interest income on the Trust Account will be used by us to pay franchise and income taxes. Through March 31, 2021, we withdrew $2,001,144 of interest earned on the Trust Account to pay franchise and income taxes. There were no amounts withdrawn during the three months ended March 31, 2021.

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

As of March 31, 2021, we had cash of $18,034 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

For the three months ended March 31, 2021, cash used in operating activities was $266,168. Net loss of $1,711,607 was offset by a non-cash charge for the change in the fair value of the warrant liability of $1,481,087 and impacted by a deferred tax benefit of $61,278 and interest earned on marketable securities held in the Trust Account of $229. Changes in operating assets and liabilities provided $25,859 of cash from operating activities.

For the three months ended March 31, 2020, cash used in operating activities was $234,388. Net income of $1,792,718 was offset by a non-cash charge for the gain on warrant liability of $2,184,000 and interest earned on marketable securities held in the Trust Account of $639,954 and impacted by amortization of debt discount on convertible promissory note of $31,428 and a change in value of conversion option liability of $10,000. Changes in operating assets and liabilities provided $755,420 of cash from operating activities.

On December 5, 2019, the Company entered into the Expense Advancement Agreement with GTWY Holdings pursuant to which GTWY Holdings committed to provide $566,288 to fund Contributions to the Trust Account, representing the amount needed to fund the first monthly Contribution during the First Extension. The Company drew down the full amount under the Expense Advancement Agreement to fund the required Contribution to the Trust Account for the period December 6, 2019 to January 5, 2020 by issuing an unsecured promissory note to GTWY Holdings (the “GTWY Promissory Note”). The GTWY Promissory Note did not bear interest. Amounts borrowed pursuant to the Expense Advancement Agreement were deposited to the Trust Account on December 6, 2019. On January 31, 2021, we entered into an amendment to the GTWY Promissory Note to permit conversion of all or a portion of the GTWY Promissory Note into warrants at a price of $1.00 per warrant. In connection with such amendment, GTWY Holdings elected to convert the full principal balance of the GTWY Promissory Note into 566,288 warrants.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Hydra Sponsor, an affiliate of the Matthews Lane Sponsor and HG Vora (the “Funding Parties”) loaned an aggregate of $1,000,000 to the Company, in accordance with unsecured promissory notes issued on January 15, 2020 to the Funding Parties, pursuant to an expense advance agreement dated December 1, 2017 which were subsequently converted by the holders into warrants on June 25, 2020. The expense advancement agreement was amended to increase the total amount of advances available to the Company under the agreement by an additional $300,000 pursuant to amendments effected through November 30, 2020, of which the Company drew down an aggregate of $300,000 through March 31, 2021. The agreement was further amended on February 23, 2021 to increase the total amount of advances available to the Company by an additional $160,000 which was drawn down, on February 24, 2021, resulting in aggregate loans outstanding of $460,000 at March 31, 2021. The Funding Parties may, but are not obligated to, loan the Company additional funds from time to time or at any time, as may be required (“Working Capital Loans”). Under the expense advancement agreement, Working Capital Loans would either be paid upon completion of a Business Combination, without interest, or, at the holder’s discretion, could be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

As of March 31, 2021, we had $18,034 in our operating bank accounts, $12,960,899 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $163,896.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2021, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2021, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($4,000,000) was paid at the closing of the Initial Public Offering, and 3.5% ($7,000,000) was deferred. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. The underwriters are not entitled to any interest accrued on the deferred discount. On November 23, 2020, the underwriters agreed to waive $250,000 of the deferred fee and on January 31, 2021, the underwriters agreed to waive an additional $4,750,000 of the deferred fee that is to be paid upon consummation of the Business Combination, as a result of which $2,000,000 remained payable.

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

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that, solely due to the events that led to the Company’s restatement of its financial statements to reclassify the Company’s derivative instruments as liabilities (which are described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on June 7, 2021) (the “Restatement”), during the period covered by this report, a material weakness existed and our disclosure controls and procedures were not effective.

Restatement of Previously Issued Financial Statements

On May 26, 2021, we revised our prior position on accounting for private warrants and concluded that our previously issued financial statements as of and for the period from September 11, 2017 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness identified and the resulting Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Except as described below, factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

As disclosed in the Company’s Annual Report on 10-K/A, on November 30, 2020, the Company received formal notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the Company’s non-compliance with certain of the Nasdaq Listing Rules, the Company’s securities were subject to delisting unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). Following a hearing before the Panel, at which the Panel considered the Company’s non-compliance with Nasdaq Listing Rule IM-5101-2, which requires a special purpose acquisition company (“SPAC”) complete one or more business combinations within 36 months of the effectiveness of the registration statement filed in connection with its initial public offering, and Nasdaq Listing Rule 5550(a)(4), which requires a minimum of 500,000 shares in the public float, the Panel granted the Company an extension, through June 1, 2021, to complete an initial business combination and thereby evidence compliance with all criteria for initial listing on Nasdaq. The notice stated that June 1, 2021 constituted the full extent of the Panel’s discretion in this matter.

While the Company continues to work towards completion of the proposed business combination with Ensysce, the merger has not yet been consummated. As a result, on June 1, 2021, Nasdaq notified the Company that trading in the Company’s securities on Nasdaq would be suspended effective with the open of the market on June 3, 2021 (the “Suspension Notice”). The Company’s securities are eligible to trade on the OTC Markets system. Although trading, if any, will occur in the over-the-counter market, the Company will remain technically listed on Nasdaq pending the expiration of all Nasdaq review and appeal processes. The Company believes completion of the merger will enable it to evidence Nasdaq listing compliance by June 30, 2021.

In addition, and prior to the issuance of Suspension Notice, on May 25, 2021, the Company received formal notice from the Staff indicating that the Company’s failure to timely file this Form 10-Q for the period ended March 31, 2021 (the “Form 10-Q”) with the SEC, as required by Nasdaq Listing Rule 5250(c)(1) (the “Filing Requirement”), could serve as a separate basis for suspension and delisting of the Company’s securities from Nasdaq. The Company was granted the opportunity to submit a plan to regain compliance with the Filing Requirement for the Panel’s review by no later than June 1, 2021 and, notwithstanding the Suspension Notice, submitted that plan, and has filed this Form 10-Q in accordance with that plan.

As communicated to both the Nasdaq Staff and Panel, the Company was unable to complete the merger with Ensysce or to timely file the Form 10-Q with the SEC due to the additional time required by the Company to determine and otherwise address the appropriate accounting treatment for the Company’s warrants as a result of the SEC statement released on April 12, 2021, entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The SEC Statement provided guidance to all SPAC-related companies regarding the appropriate accounting for and reporting of warrants in their financial statements. The delay in completing the merger and filing the Form 10-Q resulted from the need to reevaluate the accounting treatment for its warrants and determine whether any of such warrants should be classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period and file a Form 10-K/A incorporating restated financial statements.

There can be no assurance that its proposed merger with Ensysce will close or that its securities will be listed on Nasdaq at the closing. See the Risk Factor “ The Nasdaq may not continue to list our securities, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.” and “We could be delisted from Nasdaq and may become subject to “penny stock” rules, which could damage our reputation and the ability of investors to sell their shares and could affect our ability to close the proposed transaction with Ensysce.” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, which is incorporated by reference herein.

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

In connection with special stockholders meetings at which the completion window for a Business Combination was extended, an aggregate of 18,775,732 public shares were redeemed for cash from the trust account, for an aggregate redemption amount of approximately $196.4 million. As of March 31, 2021, there was approximately $12.7 million held in the trust account. In addition, On January 31, 2021, the underwriters agreed to reduce the total deferred underwriting fee that is to be paid to such underwriters upon the consummation of our Business Combination to $2,000,000, which we have the right, under certain situations, to pay in the form of our common stock.

There has been no material change in the planned use of proceeds from our Initial Public Offering as described in our final prospectus dated December 1, 2017 which was filed with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated January 31, 2021, by and among Leisure Acquisition Corp., Ensysce Biosciences, Inc. and EB Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
10.1	Amendment No. 4 to Expense Advancement Agreement, dated February 23, 2021 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 25, 2021)
10.2	Form of Amended and Restated Promissory Note relating to Expense Advancement Agreement (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on February 25, 2021)
10.3	Amendment to GTWY Holdings Limited Promissory Note, dated January 31, 2021 (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
10.4	Fee Waiver Letter, dated January 31, 2021 (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
10.5	Warrant Surrender Agreement, among MLCP GLL Funding LLC, Hydra LAC, LLC, and Leisure Acquisition Corp., dated January 31, 2021 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on February 2, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
†	Certain schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). LACQ agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEISURE ACQUISITION CORP.

Date: June 7, 2021	/s/ Daniel B. Silvers
	Name:	Daniel B. Silvers
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 7, 2021	/s/ George Peng
	Name:	George Peng
	Title:	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

