Form 10-Q
period 2021-09-30
Ensysce Biosciences, Inc.
filed 2021-11-15
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 12, 2021, the registrant had 24,255,786 shares of common stock, $0.0001 par value per share, outstanding.

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

i

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,845,672	$194,214
Unbilled receivable	86,867	-
Right-of-use asset	31,543	23,538
Prepaid expenses and other current assets	1,957,226	130,124
Total current assets	8,921,308	347,876
Property and equipment, net	-	151
Other assets	796,423	3,780
Total assets	$9,717,731	$351,807
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$471,858	$1,724,598
Accrued expenses and other liabilities	3,730,762	344,792
Lease liability	31,667	25,500
Notes payable and accrued interest	2,797,181	4,245,082
Embedded derivative on convertible notes	-	670,262
Total current liabilities	7,031,468	7,010,234
Long-term liabilities:
Notes payable, net of current portion	2,114,451	-
Other long term liabilities	957,099	-
Total long-term liabilities	3,071,550	-

Total liabilities	10,103,018	7,010,234
Commitments and contingencies (Note 6)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at September 30, 2021 (unaudited) and December 31, 2020	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 24,275,541 and 15,768,725 shares issued at September 30, 2021 (unaudited) and December 31, 2020, respectively; 24,255,786 and 15,768,725 shares outstanding at September 30, 2021 (unaudited) and December 31, 2020, respectively	2,425	1,577
Additional paid-in capital	74,897,406	49,516,337
Accumulated deficit	(75,005,517)	(55,958,716)
Total Ensysce Biosciences, Inc. stockholders’ deficit	(105,686)	(6,440,802)
Noncontrolling interests in stockholders’ deficit	(279,601)	(217,625)
Total stockholders’ deficit	(385,287)	(6,658,427)
Total liabilities and stockholders’ deficit	$9,717,731	$351,807

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Federal grants	$1,200,816	$827,639	$1,895,907	$3,514,720
Operating expenses:
Research and development	1,714,635	892,991	2,502,232	3,136,207
General and administrative	16,372,976	339,422	17,257,361	898,470
Total operating expenses	18,087,611	1,232,413	19,759,593	4,034,677

Loss from operations	(16,886,795)	(404,774)	(17,863,686)	(519,957)

Other income (expense):
Adjustment to initial fair value of debt	(1,325,804)	-	(1,325,804)	-
Issuance costs for convertible notes	(500,158)	-	(500,158)	-
Change in fair value of liabilities	1,476,185	2,171,446	2,149,499	1,088,272
Interest expense	(24,660)	(216,166)	(1,282,820)	(747,530)
Loss on extinguishment of debt	-	-	(347,566)	-
Other income and expense, net	61,758	-	61,758	-
Total other income (expense), net	(312,679)	1,955,280	(1,245,091)	340,742

Net income (loss)	$(17,199,474)	$1,550,506	$(19,108,777)	$(179,215)
Net loss attributable to noncontrolling interests	$(35,948)	$(20,014)	$(61,976)	$(21,990)
Net income (loss) attributable to common stockholders	$(17,163,526)	$1,570,520	$(19,046,801)	$(157,225)
Net income (loss) per basic share:
Net income (loss) per share attributable to common stockholders, basic	$(0.71)	$0.10	$(1.02)	$(0.01)
Weighted average common shares outstanding, basic	24,255,786	15,768,725	18,755,252	15,768,725
Net income (loss) per diluted share:
Net income (loss) per share attributable to common stockholders, diluted	$(0.71)	$0.09	$(1.02)	$(0.01)
Weighted average common shares outstanding, diluted	24,255,786	16,849,422	18,755,252	15,768,725

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on June 30, 2020	15,768,725	$1,577	$49,406,209	$(57,743,231)	$(1,976)	$(8,337,421)
Stock-based compensation	-	-	51,510	-	-	51,510
Net income (loss)	-	-	-	1,570,520	(20,014)	1,550,506
Balance on September 30, 2020	15,768,725	$1,577	$49,457,719	$(56,172,711)	$(21,990)	$(6,735,405)

Balance on June 30, 2021	24,255,786	$2,425	$63,250,511	$(57,841,991)	$(243,653)	$5,167,292
Stock-based compensation	-	-	24,833	-	-	24,833
Issuance of warrants	-	-	11,565,472	-	-	11,565,472
Warrants modification	-	-	56,590	-	-	56,590
Net loss	-	-	-	(17,163,526)	(35,948)	(17,199,474)
Balance on September 30, 2021	24,255,786	$2,425	$74,897,406	$(75,005,517)	$(279,601)	$(385,287)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2019	15,768,725	$1,577	$49,337,658	$(56,015,486)	$-	$(6,676,251)
Stock-based compensation	-	-	120,061	-	-	120,061
Net loss	-	-	-	(157,225)	(21,990)	(179,215)
Balance on September 30, 2020	15,768,725	$1,577	$49,457,719	$(56,172,711)	$(21,990)	$(6,735,405)

Balance on December 31, 2020	15,768,725	$1,577	$49,516,337	$(55,958,716)	$(217,625)	$(6,658,427)
Exercise of stock options	284,825	28	262,834	-	-	262,862
Settlement of convertible notes	1,357,968	136	5,696,567	-	-	5,696,703
Issuance of common stock for business combination, net of transaction costs	6,844,268	684	7,694,580	-	-	7,695,264
Stock-based compensation	-	-	105,026	-	-	105,026
Issuance of warrants	-	-	11,565,472	-	-	11,565,472
Warrants modification	-	-	56,590	-	-	56,590
Net loss	-	-	-	(19,046,801)	(61,976)	(19,108,777)
Balance on September 30, 2021	24,255,786	$2,425	$74,897,406	$(75,005,517)	$(279,601)	$(385,287)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(19,108,777)	$(179,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	149
Accrued interest	336,851	273,069
Accretion of discounts on promissory notes	945,969	474,461
Change in fair value of embedded derivative	(673,314)	(1,088,272)
Change in fair value of convertible debt	(1,071,099)	-
Loss on extinguishment of debt	347,566	-
Stock-based compensation	105,026	120,061
Adjustment to fair value of financial instruments	920,718	-
Issuance of warrants for share subscription facility	11,565,472	-
Commitment fee for share subscription facility	1,124,292	-
Warrant modification	56,590	-
Lease cost	(1,838)	-
Issuance costs for convertible notes	500,158	-
Changes in operating assets and liabilities:
Unbilled receivable	(86,867)	173,552
Prepaid expenses and other assets	(683,492)	(343,076)
Accounts payable	(1,252,740)	1,161,526
Accrued expenses and other liabilities	2,500,970	(1,305,740)
Net cash used in operating activities	(4,474,364)	(713,485)
Cash flows from investing activities:
Purchases of property and equipment	-	(3,689)
Net cash used by investing activities	-	(3,689)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	5,050,000	1,000,000
Issuance costs for convertible notes	(500,158)	-
Proceeds from issuance of promissory notes to related parties	350,000	100,000
Repayment of promissory notes and accrued interest	(467,774)	-
Proceeds from exercise of stock options	262,862	-
Proceeds from issuance of common stock for business combination, net of transaction costs	6,626,312	-
Repayment of financed insurance premiums	(195,420)	-
Contribution from noncontrolling interests	-	20
Net cash provided by financing activities	11,125,822	1,100,020
Increase in cash and cash equivalents	6,651,458	382,846
Cash and cash equivalents beginning of period	194,214	341,536
Cash and cash equivalents end of period	$6,845,672	$724,382

Supplemental cash flow information:
Income tax payments	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Fair value of embedded derivative at issuance	$-	$471,758
Settlement of convertible notes into common stock	$5,696,703	$-
Net assets acquired in business combination	$1,068,950	$-
Proceeds from financed insurance premiums	$867,300	$-
Share subscription facility transaction costs	$12,689,764	$-

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2020, which may be found in the Company’s Form S-1 registration statement filed with the SEC on August 9, 2021.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has not generated any product revenue and had an accumulated deficit of $75.0 million at September 30, 2021. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company executed a share subscription facility with an investment group. Under the agreement, the investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company will control the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. On June 30, 2021, the Company consummated the Business Combination with LACQ, resulting in the Company’s shares becoming publicly listed on Nasdaq on July 2, 2021. Concurrent with the public listing of the Company’s shares, the Company issued to the investor 1,106,108 warrants with a five-year term to purchase common stock of Ensysce at an exercise price of $10.01 per share (Notes 3 and 8). The Company must pay a commitment fee to the investor of $1.2 million with $800,000 due on the first anniversary of the public listing date and $400,000 due on the 18-month anniversary of the public listing date. The commitment fee can be paid from the proceeds of a draw against the facility or in freely tradable common stock of the Company.

In September 2021, the Company entered into a $15.9 million convertible note financing agreement with institutional investors, of which, as of September 30, 2021, the Company had drawn $5.0 million. (See Notes 7 and 11 for additional information.) The agreement limits the Company’s ability to execute certain debt and equity financings, including its existing $60.0 million share subscription facility, while the convertible notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to fund current planned operations. While the Company believes in the viability of its strategy to ultimately realize revenues and in its ability to raise additional funds, management cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve profitable operations. As a result, these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months following the date these consolidated financial statements were issued.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include, but are not limited to, the expense recognition for certain research and development services, the valuation allowance of deferred tax assets resulting from net operating losses, the valuation of common stock, warrants, options to purchase the Company’s common stock, and the notes payable.

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

Property and Equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. Depreciation expense of $50 and $151 was recognized for the three and nine months ended September 30, 2021, respectively. Depreciation expense of $50 and $149 was recognized for the three and nine months ended September 30, 2020, respectively. Depreciation expense is classified in general and administrative expense in the accompanying consolidated statements of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the three and nine months ended September 30, 2021 and 2020.

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

ASC 820 requires all entities to disclose the fair value of financial instruments, both assets and liabilities, for which it is practicable to estimate fair value, and defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of September 30, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Convertible notes

On September 24, 2021, the Company issued convertible notes with a face value of $5.3 million. The Company elected the fair value option to account for the convertible notes as it believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option and redemption feature. The Company uses a Monte Carlo model to estimate the fair value of the notes, which relies on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period. Refer to Note 7 for details of the terms and conditions of the convertible notes.

The carrying value of outstanding notes payable at December 31, 2020 approximates the estimated aggregate fair value as the embedded contingent put option is recognized at fair value and classified with the debt host. The put option allows certain notes payable to be converted into common stock, contingent upon completion of an equity financing transaction with gross proceeds above certain thresholds. The fair value estimate of the embedded put option is based on the probability-weighted discounted value of the put feature and represents a Level 3 measurement. Significant assumptions used to determine the fair value of the put feature include the estimated probability of exercise of the put option and the discount rate used to calculate fair value. The estimated probability of exercise is based on management’s expectation for future equity financing transactions. The discount rate is based on the weighted average effective yield of notes payable previously issued by the Company, adjusted for changes in market yields of healthcare sector CCC-rated debt. As of December 31, 2020, assumptions included a probability of exercise of the put option of 10% and a discount rate of 42.9%. As noted above, all outstanding derivative liabilities were settled upon the conversion of outstanding notes payable upon the consummation of the Business Combination. Refer to Note 7 for details of the conversion.

Warrants

On September 24, 2021, the Company issued liability classified warrants in connection with the issuance of convertible notes. The Company uses a Black Scholes model to estimate the fair value of the warrants, which relies on unobservable Level 3 inputs. Changes in the fair value of the warrants are recognized through earnings for each reporting period. Refer to Note 8.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of September 30, 2021 and December 31, 2020. As of September 30, 2021, all contingent put options were settled upon conversion of the notes at the closing of the Business Combination.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
Convertible note	$4,233,318	$-	$-	$4,233,318
Liability classified warrants	620,718	-	-	620,718
Total	$4,854,036	$-	$-	$4,854,036

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Contingent put option	$670,262	$-	$-	$670,262
Total	$670,262	$-	$-	$670,262

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities:

	For the nine months ended September 30, 2021
	Total	Contingent put option	Convertible notes	Liability classified warrants
Fair value, December 31, 2020	$670,262	$670,262	$-	$-
Additions	6,333,273	3,052	5,304,417	1,025,804
Change in fair value	(2,149,499)	(673,314)	(1,071,099)	(405,086)
Fair value, September 30, 2021	$4,854,036	$-	$4,233,318	$620,718

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
MPAR	$1,119,312	$458,883	$1,246,424	$2,853,899
OUD	81,504	368,756	649,483	660,821
Total	$1,200,816	$827,639	$1,895,907	$3,514,720

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the three and nine months ended September 30, 2021 and 2020, stock-based compensation costs are recorded in general and administrative expenses in the consolidated statements of operations.

From time-to-time equity classified awards may be modified. On the modification date, the Company estimates the fair value of the awards immediately before and immediately after modification. The incremental increase in fair value is recognized as expense immediately to the extent the underlying equity awards are vested and on a straight-line basis over the same remaining amortization schedule as the unvested underlying equity awards.

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

Earnings per Share

The basic earnings per share is calculated by dividing the Company’s net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share is calculated by dividing the Company’s net earnings attributable to common stockholders by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method and the average stock price during the period. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$(17,163,525)	$1,570,520	$(19,046,800)	$(157,225)

Denominator:
Weighted average shares outstanding, basic	24,255,786	15,768,725	18,755,252	15,768,725
Weighted average dilutive stock options	-	1,080,697	-	-
Weighted average shares outstanding, diluted	24,255,786	16,849,422	18,755,252	15,768,725

Net income (loss) per share attributable to common stockholders, basic	$(0.71)	$0.10	$(1.02)	$(0.01)
Net income (loss) per share attributable to common stockholders, diluted	(0.71)	0.09	(1.02)	(0.01)

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	4,444,068	2,647,342	4,516,652	5,851,008
Warrants	20,019,056	19,755	6,710,625	19,755
Total	24,463,124	2,667,097	11,227,277	5,870,763

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Prepaid insurance	$984,972	$17,158
Prepaid research and development	874,865	112,966
Other prepaid expenses	97,389	-
Total prepaid expenses and other current assets	$1,957,226	$130,124

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Consultant stock compensation expenses	$2,264,479	$-
Share subscription facility commitment fees	800,000
Professional fees	265,450	-
Accrued research and development	142,897	72,906
Accrued scientific advisory board fees	60,032	60,032
Deferred grant revenue	-	159,047
Other accrued liabilities	197,904	52,807
Total accrued expenses and other liabilities	$3,730,762	$344,792

Other long-term liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Share subscription facility commitment fees	$336,381	$-
Liability classified warrants	620,718	-
Total other long-term liabilities	$957,099	$-

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Litigation

As of September 30, 2021 and December 31, 2020, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

On July 12, 2021, following the Business Combination with LACQ, the Company’s former financial advisor filed an action against the Company and its Chief Executive Officer alleging that the common stock and warrants issued to the former advisor in satisfaction of its advisory fee should have been registered and immediately tradeable. On August 3, 2021, the parties entered into a settlement agreement whereby the former advisor would have their common stock and the common stock underlying their warrants registered on the Company’s resale Registration Statement on Form S-1 that it filed on August 9, 2021 (the “Resale Registration Statement”). In addition, the warrants would be modified to allow for cashless exercise and to reduce the exercise price from $11.50/share to $10.00/share. In consideration for this, both parties agreed to release the other from any past, present, or future claims. In addition, the former advisor agreed to immediately stay the proceedings and inform the Superior Court of a conditional settlement and to dismiss the lawsuit with prejudice five days following the effectiveness of the Resale Registration Statement. See Note 11 for additional information.

Lease

During the three and nine months ended September 30, 2020, the Company leased office space on a month-to-month basis.

In August 2020, the Company entered into an agreement to lease office space. The lease commencement date was October 1, 2020 and the lease will terminate October 31, 2021 with no option to renew.

In August 2021, the Company entered into an amendment of the aforementioned lease, whereby the term of the lease was extended through October 31, 2022 with no option to renew. The amendment resulted in a modification of the lease under ASC 842 and the Company remeasured the lease liability as of the amendment date.

As of September 30, 2021, the future lease payments totalled $34,068.

The Company recognized total rent expense of $11,781 and $36,058 in the three and nine months ended September 30, 2021, respectively. The Company recognized total rent expense of $10,807 and $26,255 in the three and nine months ended September 30, 2020, respectively.

Share-based compensation subject to shareholder approval

In July 2021, the Company engaged two consultants to perform certain public and investor relations services in consideration for warrants to purchase 500,000 shares of common stock with a five-year term and an exercise price of $6.28 each, 50,000 shares of common stock each, and 200,000 restricted stock units each. The restricted stock units vest over one year with 50% of the vesting contingent upon certain market conditions. These equity awards are contingent upon shareholder approval of an amended and restated 2021 Omnibus Plan at a special shareholder meeting scheduled to occur in December 2021, whereby the warrants would be replaced by non-qualified stock options with similar terms. As the Company did not identify a grant date for the equity awards as of September 30, 2021, it did not record these instruments in equity and instead recorded a liability and an expense for the estimated value of services received during the period.

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of September 30, 2021:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2021 convertible notes	$5,300,000	$4,417	$(1,071,099)	$4,233,318
Financed insurance	676,555	1,759	-	678,314
Total	$5,976,555	$6,176	$(1,071,099)	$4,911,632

The following table provides a summary of the Company’s outstanding debt as of December 31, 2020:

	Principal balance	Accrued interest	Unamortized debt discount	Net debt balance
2015 convertible notes	$100,000	$28,671	$-	$128,671
2018 convertible notes	3,500,000	727,905	(783,124)	3,444,781
2020 promissory notes	100,000	1,694	-	101,694
2020 convertible notes	700,000	29,726	(159,790)	569,936
Total	$4,400,000	$787,996	$(942,914)	$4,245,082

The interest expense recognized for notes payable was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stated interest accrual	$24,660	$101,562	$251,857	$273,069
Debt discount amortization	-	114,604	945,969	474,461
Total	$24,660	$216,166	$1,197,826	$747,530

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

2020 Promissory Notes Payable

During the year ended December 31, 2020, the Company received financing totaling $100,000 under a series of unsecured promissory notes with the Chief Executive Officer and a board member. The promissory notes bear interest at a rate of 10% per annum and mature December 31, 2021 or upon certain financing transactions, whichever is earlier. The notes were repaid in full in July 2021.

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

2021 Promissory Notes

In March and May 2021, the Company received financing totaling $350,000 under unsecured promissory notes issued to related parties including the Chief Executive Officer and members of the board of directors. The notes mature on the earlier of June 30, 2022 or the Company’s receipt of gross proceeds of at least $2.0 million from the sale of common or preferred stock and bear interest at a rate of 10% per annum. The notes were repaid in full in July 2021.

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

	Immediately prior to Business Combination
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

September 2021 Convertible Notes Payable

On September 24, 2021, the Company entered into an agreement with institutional investors to issue $15.9 million of convertible notes (“Convertible Notes”). The agreement provides for two closings: the first closing for $5.3 million (resulting in net proceeds of $4.7 million) and closed on September 24, 2021. The second closing for $10.6 million was completed in the fourth quarter of 2021 (See Note 11 for additional information).

The proceeds of the sale of the securities shall be used for working capital purposes subject to certain customary restrictions and secured by the Company’s rights to its patents and licenses. The Company may not issue any additional debt or equity without the prior written consent of the holders.

The convertible notes mature on June 23, 2023 and bear interest at a rate of 5% per annum, in addition to an original issue discount of 6%. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the debt. The Company recorded $4,417 of interest expense in the third quarter of 2021 related to the notes.

The Company elected to apply the fair value option to the measurement of the Convertible Notes and accordingly recorded a charge to other income (expense), net for issuance costs of $500,158. The initial fair value of the debt at issuance was $5.3 million. The Company remeasured the fair value of the debt as of September 30, 2021 and recognized a gain of $1.1 million as the fair value of the Convertible Notes had decreased to $4.2 million due to a decrease in the value of the conversion option resulting from a decrease in the price of the Company's common stock.

The convertible notes may be converted into the Company’s common stock at the option of the holder in whole or in part at the conversion price of $5.87, subject to a beneficial ownership limitation of 4.99% (subject to adjustment). The Company must reserve sufficient shares of authorized common stock to effect the conversion of the convertible notes and payment of interest. The shares were registered for public resale under a registration statement.

At the Company’s option, the Company may redeem some or all of the then-outstanding principal amount of the convertible notes for cash in an amount equal to 100% of the outstanding principal amount of the principal to be redeemed, plus accrued but unpaid interest, plus all other amounts due with respect to the convertible notes.

On January 1, 2022, and the first of each subsequent month, terminating upon the full redemption of the Convertible Notes (each a “Monthly Redemption Date”), the Company shall redeem the Monthly Redemption Amount (defined below), payable in cash or shares. The number of shares to be settled shall be based on a conversion price equal to the lesser of (a) $5.87 and (b) 92% of the average of the three lowest volume-weighted average prices (“VWAP”) during the 10 consecutive trading days prior to the applicable Monthly Redemption Date. The Company may not pay the Monthly Redemption Amount in shares unless the applicable conversion price is greater than or equal to $0.78 and the Company has been in compliance with customary requirements under the agreement, unless waived in writing by the holder.

The Monthly Redemption Amount is defined as 1/18th of the original principal amount, plus accrued but unpaid interest, plus any other amounts due to the holder with respect to the Convertible Notes. If the Company elects to settle such redemptions in shares (with a total maximum of 4,855,108 shares issuable), the Monthly Redemption Amount is calculated based on 92% of the average of the lowest three VWAPs in the ten trading days prior to the Monthly Redemption Date. If the Company elects to settle redemptions in cash, the Monthly Redemption Amount shall include an 8% premium of the Monthly Redemption Amount.

If, at any time while the Convertible Notes are outstanding, the Company carries out one or more capital raises in excess of $5.0 million, the holder has the right to require the Company to use up to 20% of the gross proceeds of such transaction to redeem all or a portion of the convertible notes for an amount in cash equal to the cash Mandatory Redemption Amount (i.e., 108% of outstanding principal and unpaid interest).

Financed insurance premiums

During the nine months ended September 30, 2021, the Company financed its directors and officers liability insurance in the amount of $867,300. The Company will pay a total of $12,078 in interest from inception through March 2022 when the note will be paid in full.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, in connection with the Business Combination, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

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

On September 30, 2021, outstanding warrants to purchase shares of common stock are as follows:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	18,901,290	$10.00 - 11.50	LACQ warrants	Equity
(b)	1,106,108	$10.01	Share subscription facility	Equity
(c)	361,158	$7.63	Convertible note	Liability
	20,368,556

(a)	On June 30, 2021, as a result of the Closing, the Company assumed a total of 18,901,290 warrants previously issued by LACQ. The warrants provide holders the right to purchase common stock at a strike price of between $10.00 and $11.50 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 10,000,000 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 8,901,290 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the exercise price of 500,000 warrants issued on June 30, 2021 from $11.50 to $10.00, resulting in an incremental increase in their fair value of $56,591, recognized in general and administrative expense.

(b)	On July 2, 2021, upon public listing of the Company’s shares, the Company issued 1,106,108 warrants to purchase common stock pursuant to the share subscription facility. The warrants have a three-year life and an exercise price of $10.01 per share. The grant date fair value of the warrants, based on the $14.49 stock price on the date of issuance, was $11.6 million, and was recognized in general and administrative expense due to the uncertainty of future issuance of shares under the share subscription facility.

(c)	On September 24, 2021, the Company issued 361,158 warrants in connection with the issuance of the convertible notes. The warrants were immediately exercisable with an exercise price of $7.63 and expire on September 23, 2026.

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	Share subscription facility	Liability classified warrants (grant date 9/24/2021)	Liability classified warrants (remeasured at 9/30/2021)
Stock price	$14.49	$4.49	$3.03
Exercise price	$10.01	$7.63	$7.63
Expected term (years)	3.00	5.00	5.00
Volatility	110.0%	94.1%	94.1%
Risk free rate	0.5%	1.0%	1.0%

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

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”), which was approved by LACQ’s board and subsequently LACQ’s stockholders at a special stockholder meeting on June 28, 2021. The 2021 Omnibus Plan provides for the conversion with existing terms of the 4,444,068 options outstanding under Former Ensysce stock plans and reserves for issuance an additional 1,000,000 shares for future awards under the 2021 Omnibus Plan. No further awards may be made under the Former Ensysce stock plans.

As of September 30, 2021 and December 31, 2020, the options outstanding under each plan were as follows:

	September 30,	December 31,
	2021	2020
Legacy Plans	-	543,106
2016 Plan	-	4,034,332
2019 Directors Plan	-	151,455
2021 Omnibus Plan	4,444,068	-
Total options outstanding	4,444,068	4,728,893

Option Activity

During the three and nine months ended September 30, 2020, the Company granted stock options to purchase an aggregate of 65,850 and 131,700 shares of common stock to members of the board of directors. The options vest over three years and have an exercise price of $3.35 per share.

The Company recognized within general and administrative expense stock-based compensation expense of $24,833 and $105,026 for the three and nine months ended September 30, 2021, respectively. The Company recognized within general and administrative expense stock-based compensation expense of $51,510 and $120,061 for the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2021 and 2020, there was no stock-based compensation allocated to research and development expense.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2021:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2020	4,728,893	$2.28	6.80	$1,817,383
Granted	-	-		-
Exercised	(284,825)	0.91		472,453
Expired / Forfeited	-	-		-
Outstanding at September 30, 2021	4,444,068	2.40	6.20	2,944,345
Exercisable at September 30, 2021	4,337,971	2.38	6.20	2,937,754
Vested and expected to vest	4,444,068	2.40	6.20	2,944,345

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

Nine months ended
September 30, 2020
Stock price	$2.58
Exercise price	$3.35
Expected stock price volatility	124.0%
Expected term (years)	5.8
Risk-free interest rate	0.27 - 1.52%
Expected dividend yield	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.
●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 was $2.20. There were no options granted during the nine months ended September 30, 2021.

As of September 30, 2021, the Company had an aggregate of $54,427 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.68 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

September 30, 2021
Stock options outstanding	4,444,068
Stock options available for future grant under 2021 Omnibus Incentive Plan	1,000,000
Convertible notes outstanding	902,896
Warrants outstanding	20,368,556
Total shares of common stock reserved for future issuance	26,715,520

NOTE 10 - RELATED PARTIES

The Company paid cash compensation during the three and nine months ended September 30, 2021 of $3,584 and $43,898, respectively, to the Chief Executive Officer through a separate operating company with which the Chief Executive Officer is affiliated. Such cash compensation totalled $38,967 and $77,934 for the three and nine months ended September 30, 2020. As of September 30, 2021 and December 31, 2020, the Company owed $0 and $12,989, respectively, in accounts payable to the separate operating company.

The Company issued a series of convertible notes to the Chairman of the Board as described in Note 7, which totalled $2.5 million as of December 31, 2020. All outstanding notes converted into common stock upon the closing of the Business Combination on June 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had promissory notes outstanding which totalled $0 and $100,000, respectively, to three members of the board of directors, including the Chief Executive Officer and Chairman of the Board, as described in Note 7.

NOTE 11 - SUBSEQUENT EVENTS

On October 6, 2021, the Superior Court dismissed with prejudice the case filed on July 12, 2021 by the Company’s former financial advisor, as discussed in Note 6, following effectiveness of the Resale Registration Statement filed on August 9, 2021 and amended on September 22, 2021.

On November 5, 2021, the Company completed the second closing of the agreement with institutional investors for convertible notes payable discussed in Note 7. The Company issued $10.6 million in convertible notes and 722,317 warrants with a five-year term to purchase common stock at an exercise price of $7.63 per share, in exchange for $10.0 million of cash proceeds before fees and offering expenses. The convertible notes from the second closing have similar terms to those discussed in Note 7, except that the monthly redemption period begins February 1, 2022 and the maturity date is August 4, 2023.

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

We have incurred significant operating losses since inception. As of September 30, 2021, we had an accumulated deficit of $75.0 million. We expect to continue to incur net losses for the foreseeable future, and we expect our clinical development expenses, and general and administrative expenses to continue to increase. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

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

We recognize external development costs as incurred. Any advance payments that we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. We estimate and accrue for the value of goods and services received from CROs and other third parties each reporting period based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs.

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

We anticipate that our general and administrative expenses, excluding non-cash expenses to recognize the fair value of warrants, will increase in the future as we increase our headcount to support the continued development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

Other income (expense)

Change in fair value of liabilities

Between 2018 and 2021, we entered into a series of notes that were determined to have embedded derivative instruments in the form of a contingent put option. The notes were recognized at the value of proceeds received after allocating issuance proceeds to the bifurcated contingent put option. The notes were subsequently measured at amortized cost using the effective interest method to accrete interest over their term to bring the notes’ initial carrying value to their principal balance at maturity. The bifurcated put option was initially measured at fair value and subsequently measured at fair value with changes in fair value recognized as a component of other expenses in the consolidated statements of operations.

We elected the fair value option to account for the 2021 convertible notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. We use a Monte Carlo analysis to estimate the fair value of the notes, which relies on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period.

Interest expense

Interest expense consists of interest accrued on our convertible and other promissory notes and the amortization of debt discounts due to embedded derivative instruments in our convertible promissory notes that were settled on June 30, 2021, in conjunction with the Business Combination.

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

Results of Operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes the significant items within our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Increase
	2021	2020	(Decrease)
Federal grant funding	$1,200,816	$827,639	$373,177

Research and development expenses	$1,714,635	$892,991	$821,644
General and administrative expenses	16,372,976	339,422	16,033,554
Other income (expense), net	(312,679)	1,955,280	(2,267,959)

Federal grant funding

Funding from federal grants for the three months ended September 30, 2021 and 2020 totalled $1.2 million and $0.8 million, respectively, representing an increase of $0.4 million. Funding increased by $0.7 million under the MPAR Grant, offset by a decrease of $0.3 million under the OUD Grant, due to the timing of research activities eligible for funding. We expect funding from federal grants to increase in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the three months ended September 30, 2021 and 2020 were $1.7 million and $0.9 million, respectively, representing an increase of $0.8 million. The increase was primarily the result of increased external research and development costs related to clinical programs for PF-614 and preclinical programs for PF614-MPAR™. Ensysce does not currently track expenses on a program-by-program basis. We expect research and development expenses to increase in the future due to planned clinical trials and higher preclinical and clinical development costs for our product candidates.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2021 and 2020 were $16.4 million and $0.3 million, respectively, representing an increase of $16.0 million. The increase was primarily a result of a one-time $11.6 million non-cash expense related to warrants issued for the share subscription facility, reflecting the fair value of 1,106,108 warrants issued with an exercise price of $10.01 per share in July 2021, based on the $14.49 share price on the date of issuance. Also contributing to the increase was $2.3 million of non-cash expense for consultants and $1.1 million expense for commitment fees for the share subscription facility. Excluding the one-time expenses related to the share subscription facility, which were recorded due to the uncertainty of future issuance of shares under the facility, and consideration due to the consultants, we expect our general and administrative expenses to increase in the future due to increased expenses related to operating as a public company.

Other income (expense), net

Other income (expense), net resulted in net expense of $0.3 million for the three months ended September 30, 2021, compared to other net income of $1.9 million for the three months ended September 30, 2020.

The increase in net expenses during the three months ended September 30, 2021 is largely driven by a decrease in the fair value of liabilities of $1.4 million as a result of a decrease in the stock price on September 30, 2021 compared to the stock price at issuance on September 24, 2021. The gain related to the change in the fair value of the liabilities was offset by an initial loss related to an adjustment to recognize the initial fair value of the convertible debt and related warrants of $1.3 million. The Company also recognized $0.5 million of transaction costs related to the issuance of the convertible note.

The decrease in the fair value of liabilities during the three months ended September 30, 2020 resulted from the decreased likelihood of realization of the embedded derivative instrument in convertible notes payable, resulting in a gain of $2.2 million during the three months ended September 30, 2020.

Interest expense decreased $0.2 million in the 2021 period due to the conversion of outstanding convertible notes on June 30, 2021.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes the significant items within our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Increase
	2021	2020	(Decrease)
Federal grant funding	$1,895,907	$3,514,720	$(1,618,813)

Research and development expenses	$2,502,232	$3,136,207	$(633,975)
General and administrative expenses	17,257,361	898,470	16,358,891
Other income (expense), net	(1,245,091)	340,742	(1,585,833)

Federal grant funding

Funding from federal grants for the nine months ended September 30, 2021 and 2020 totalled $1.9 million and $3.5 million, respectively, representing a decrease of $1.6 million. Funding decreased by $1.7 million under the MPAR Grant, offset by a nominal increase under the OUD Grant, due to the timing of research activities eligible for funding. We expect funding from federal grants to increase in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2021 and 2020 were $2.5 million and $3.1 million, respectively, representing a decrease of $0.6 million. The decrease was primarily the result of reduced external research and development costs related to preclinical programs for PF614-MPAR™ and Phase 1 clinical trial activities of nafamostat. Ensysce does not currently track expenses on a program-by-program basis. We expect research and development expenses to increase in the future due to planned clinical trials and higher preclinical and clinical development costs for our product candidates.

General and administrative expenses

General and administrative expenses for nine months ended September 30, 2021 and 2020 were $17.3 million and $0.9 million, respectively, representing an increase of $16.4 million. The increase was primarily driven by a one-time $11.6 million non-cash expense related to warrants issued for the share subscription facility, reflecting the fair value of 1,106,108 warrants issued with an exercise price of $10.01 per share in July 2021, based on the $14.49 share price on the date of issuance. Also contributing to the increase was $2.3 million of non-cash expense for consultants and $1.1 million expense for commitment fees for the share subscription facility. Excluding the one-time expenses related to the share subscription facility, which were recorded due to the uncertainty of future issuance of shares under the facility, and consultant expenses, we expect our general and administrative expenses to increase in the future due to increased director and officer insurance costs and various expenses related to operating as a public company.

Other income (expense), net

Other income (expense), net resulted in net expense of $1.2 million for the nine months ended September 30, 2021, compared to other net income of $0.3 million for the nine months ended September 30, 2020.

The increase in net expenses during the nine months ended September 30, 2021 is largely driven by interest expense of $1.3 million related to the stated interest expense and debt discount accretion for the convertible notes converted upon the closing of the Business Combination on June 30, 2021 compared to $0.7 million of similar expenses recognized during the nine months ended September 30, 2020.

Additionally, we recognized an initial loss related to an adjustment to recognize the initial fair value of the convertible debt and related warrants of $1.3 million and $0.5 million of transaction costs related to the issuance of the convertible note during the nine months ended September 30, 2021.

These losses were offset by a decrease in the fair value of liabilities of $2.1 million as a result of a decrease in the stock price on September 30, 2021 compared to the stock price at issuance on September 24, 2021, as well as a gain on the final fair value measurement of the contingent put option immediately prior to the settlement of the convertible notes upon the closing of the merger. The decrease in the fair value of liabilities during the nine months ended September 30, 2020 resulted from the decreased likelihood of realization of the embedded derivative instrument in convertible notes payable, resulting in a gain of $1.1 million during the nine months ended September 30, 2020.

Liquidity and capital resources

Sources of liquidity and capital

As of September 30, 2021, we had $6.8 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2021, we had an accumulated deficit of $75.0 million.

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

Current remaining funding under two approved federal research grants totals $5.6 million and is expected to be utilized by December 31, 2022. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

Neither grant has to be repaid. To receive the remaining funding for each respective study covered by a grant, we must meet certain milestones. We have met the required milestones under the MPAR Grant. The remaining milestone under the OUD Grant is identification of a R-methadone-TAAP clinical candidate that meet the specified criteria.

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

Under an agreement established in December 2020, an investor agreed to provide us with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of our common stock. We control the timing and maximum amount of drawdown under this facility and have no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of our stock during the 30 consecutive trading days following delivery of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding delivery of the draw notice. We must pay a commitment fee to the investor of $1.2 million with $800,000 due on the first anniversary of the public listing date and $400,000 due on the 18-month anniversary of the public listing date. The commitment fee can be paid from the proceeds of a draw against the facility or in our freely tradable common stock. On June 30, 2021, we consummated the Business Combination with LACQ, resulting in the public listing of our shares of common stock on Nasdaq on July 2, 2021. Concurrent with the public listing of our shares of common stock on Nasdaq, we were also required to issue to the investor 1,106,108 warrants with a strike price of $10.01 per share. The number of shares of common stock underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits and certain issuances of additional shares of our common stock. Our ability to utilize the share subscription facility is restricted while the convertible notes described below are outstanding.

On September 24, 2021, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for an aggregate financing of $15.9 million with institutional investors. At the first closing under the Securities Purchase Agreement, which occurred on September 24, 2021, we issued to the investors (i) senior secured convertible promissory notes (“Investor Notes”) in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million and (ii) warrants (“Investor Warrants”) to purchase 361,158 shares of common stock in the aggregate at an exercise price of $7.63 per share. At the second closing under the Securities Purchase Agreement, which occurred on November 5, 2021, we issued to the institutional investors referenced above, (i) Investor Notes in the aggregate principal amount of $10.6 million for an aggregate purchase price of $10.0 million and (i) Investor Warrants to purchase 722,317 shares of common stock in the aggregate at an exercise price of $7.63 per share.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(4,474,364)	$(713,485)
Net cash used in investing activities	-	(3,689)
Net cash provided by financing activities	11,125,822	1,100,020
Net increase in cash and cash equivalents	$6,651,458	$382,846

Operating activities

During the nine months ended September 30, 2021 and 2020, we used cash in operating activities of $4.4 million and $0.7 million, respectively, primarily resulting from legal and accounting fees, the clinical advancement of our product candidates, the timing of vendor invoicing and payments, and increased costs related to operating as a public company.

Financing activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $11.1 million, primarily consisting of proceeds from the Business Combination and convertible note financing. During the nine months ended September 30, 2020, net cash provided by financing activities was $1.1 million, primarily consisting of proceeds from the issuance of convertible notes.

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

Going concern

We have generated limited revenues and have incurred significant operating losses since our inception and, as of September 30, 2021, had an accumulated deficit of $75.0 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future.

Following the completion of the Business Combination and public listing of our common stock on Nasdaq, we had access to up to $60.0 million from a share subscription facility entered into in December 2020. The Securities Purchase Agreement for convertible notes entered in September 2021 limits our ability to execute certain debt and equity financings, including its existing $60.0 million share subscription facility, while the notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to allow us to fund current planned operations through the next 12 months following the filing of this Quarterly Report on Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern.

For additional information on risks associated with our capital requirements, please read the section titled “Risk Factors” included elsewhere in this.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period.

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

Fair value of liabilities

We elected the fair value option to account for the convertible notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. We use a Monte Carlo to estimate the fair value of the notes, which relies on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period.

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

Emerging growth company and smaller reporting company status

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company under Section 107 of the JOBS Act, which provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to avail ourselves of the extended transition period and, therefore, while we are an emerging growth company we are not subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2021 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Material Weaknesses and Remediation Plan

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2020 and 2019, and our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2021 and 2020, we concluded that there were material weaknesses in our internal controls over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficient internal controls because of inadequate technical accounting expertise and inappropriate level of supervision and review due to the limited number of accounting personnel.

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

On August 3, 2021, the Plaintiffs and Defendants entered into a Settlement Agreement and Mutual General Release whereby Plaintiffs would have their Common Stock, and the Common Stock underlying their Warrants registered on our Resale Registration Statement. In addition, the Warrants would be modified to allow for cashless exercise and to reduce the exercise price from $11.50/share to $10.00/share. In consideration for this, both Parties agreed to release the other from any past, present or future claims. In addition, the Plaintiffs agreed to immediately stay the proceedings and inform the Superior Court of a conditional settlement and to dismiss the lawsuit with prejudice five days following the effectiveness of the Resale Registration Statement. Following effectiveness of the Form S-1 Registration Statement, upon Plaintiffs application to the Superior Court on October 5, 2021, the Superior Court dismissed the case with prejudice on October 6, 2021.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found in the section below. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described below as part of your evaluation of an investment in our securities:

●	We are a clinical-stage pharmaceutical company with a limited operating history. We have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future.
●	We must obtain regulatory approval and fulfill numerous other requirements to be successful.
●	We require substantial additional funding.
●	We may incur additional dilution from repayment of the Investor Notes in Common Stock or re-setting the Conversion Price of the Investor Notes or reduced proceeds to Ensysce from a reduction in the exercise price of the Investor Warrants;
●	We must obtain stockholder approval of the Securities Purchase Agreement;
●	The price of our common stock on the Nasdaq and Public Warrants on the OTC Pink Open Market may be volatile.
●	The proceeds under the GEM Agreement may be less than anticipated and issuances of common stock pursuant thereto would result in dilution of existing stockholders.
●	We depend heavily on the success of PF614 and PF614-MPAR™ product candidates, which are currently in clinical trials, and which may not be successful.
●	Due to the significant resources required for the development of our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others.
●	If we fail to discover, develop and commercialize other product candidates, we may be unable to grow our business.
●	If we do not achieve our projected development and commercialization goals within the timeframes we expect, the development and commercialization of our product candidates may be delayed.
●	Competitive products may reduce or eliminate potential commercial opportunity for our product candidates.
●	Our business could be harmed if we lose the services of our key personnel or if we are unable to hire additional highly qualified employees.
●	Our employees or others on which our business depends may engage in misconduct or other improper activities.
●	We are subject to business interruptions resulting from the COVID-19 pandemic or similar public health crises.
●	Government grant awards may not be available to us in the future.
●	Social issues around the abuse of opioids could decrease the potential market for our product candidates.
●	We currently rely on, and expect to rely on in the future, third parties to conduct our clinical trials.
●	We expect to be completely dependent on third parties to manufacture our product candidates.
●	We must develop our sales, marketing and distribution capability on our own or through collaborations.
●	The regulatory approval processes is lengthy, time-consuming and inherently unpredictable.
●	Our clinical trials my not succeed.
●	Regulatory authorities may disagree with our regulatory plan for our product candidates.
●	Interim topline and preliminary data from our clinical trials may change.
●	We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the preclinical and clinical studies necessary.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain.
●	Any product candidate for which we obtain marketing approval will be subject to ongoing enforcement of post-marketing requirements by regulatory agencies.
●	We may encounter difficulties enrolling patients in our clinical trials.
●	Fast track designation by the FDA for PF614 may not lead to a faster development or regulatory review or approval process and does not assure FDA approval.
●	If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if such requirements are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

●	We are subject to risks if we submit a 505(b)(2) application that references a third-party product.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.
●	Even if any of our product candidates receives regulatory approval, we may fail to achieve the degree of market acceptance necessary for commercial success.
●	We are subject to potential product liability lawsuits against us or any of our future collaborators.
●	Oxycodone is a Schedule II controlled substance under the federal CSA, and we must comply with the CSA or its state equivalents.
●	Manufacturing of oxycodone is subject to annual quotas that limit the amount of API and dosage forms that can be produced in any given year.
●	Prescription drug abuse, especially involving opioids, has been declared a national epidemic causing limits in prescribing and adverse publicity for the entire class of drugs.
●	If we are unable to obtain and maintain patent protection for our products candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates that are similar or identical to our product candidates.
●	We may face litigation from third parties claiming that our products or business infringe, misappropriate, or otherwise violate their intellectual property rights, or seeking to challenge the validity of our patents.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property.
●	The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.
●	We may not be able to obtain protection under the Hatch-Waxman Amendments by extending the patent term.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Changes in United States’ patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
●	We may be subject to claims that we infringed, misappropriated or otherwise violated the intellectual property of a third party, or claiming ownership of what we regard as our own intellectual property.
●	Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent.
●	Our intellectual property agreements with third parties may be subject to disagreements.
●	Intellectual property rights do not necessarily address all potential threats to our business.
●	The validity, scope and enforceability of any patents listed in the Orange Book that cover our product candidates can be challenged by third parties.
●	If we do not obtain protection under the Hatch-Waxman Amendments by obtaining data exclusivity, our business may be harmed.
●	Cyber-attacks or other failures in our telecommunications or information technology systems, or those of third parties could result in information theft, data corruption and significant disruption of our business.
●	We do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
●	Raising additional capital in the public or private equity markets at prices per share below the current market price of our common stock could cause dilution to our stockholders, adversely affect the market price of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.
●	We identified material weaknesses in our internal control over financial reporting as of December 31, 2020 and 2019.
●	Our predecessor identified material weaknesses in its internal control over financial reporting as of December 31, 2020
●	We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act.
●	The Nasdaq may delist our common stock and/or our Public Warrants may not continue to trade on the OTC Pink Open Market.
●	Due to the uncertainty with respect to classification of warrants issued by SPACs as equity or indebtedness, there can be no assurance that future guidance might not require us to restate our financial statements and have other adverse consequences.

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

We have no products approved for commercial sale and we have not generated any revenue from product sales to date, nor do we expect to generate any significant revenue from product sales for the next few years. We will continue to incur significant research and development and other expenses related to our product development, preclinical and clinical activities and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $18.4 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $74.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continues our research and development of, and seek regulatory approvals for, our product candidates.

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

We believe that the net proceeds from the Merger, together with our existing cash and cash equivalents, net proceeds from the sale of Investor Notes and possible exercise of Investor Warrants, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2022, while advancing our main product candidates such as, PF614 and PF614 MPAR™ and nafamostat through their respective next phases of clinical development. Our estimate may prove to be wrong, and we could use our available capital resources, if any, sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. To the extent this occurs, it could impose significant dilution on our stockholders.

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

We may incur additional dilution upon repayment of the Investor Notes with Common Stock.

Under the terms of the Securities Purchase Agreement, we are permitted to repay principal and interest on the Investor Notes by issuing additional shares of Common Stock. In addition, the Conversion Price of the Investor Notes, and the Exercise Price of the Investor Warrants, are subject to downward revision in the event we make certain issuances of our Common Stock at prices below the Conversion Price. We have registered additional shares of Common Stock under this Registration Statement in the event either of these events occur. In such case, stockholders will have dilution in amounts exceeding the straight conversion of the Convertible Notes or, with respect to the Investor Warrants, the Company will receive a reduced level of proceeds from the exercise of the Investor Warrants.

The Company must obtain stockholder approval of the Securities Purchase Agreement to satisfy Nasdaq requirements

Because the conversion of the Investor Notes and exercise of the Investor Warrants may potentially result in an issuance of greater than 20% of the currently outstanding Common Stock, the Company is required under Nasdaq rules to obtain stockholder approval from a stockholders holding a majority of its outstanding shares for approval the Securities Purchase Agreement. The Company intends to obtain this approval as soon as practicable pursuant to a proxy solicitation. As part of the Securities Purchase Agreement, the Company entered into Voting Agreements with stockholders owning 68.1% of its outstanding common stock to approve the Securities Purchase Agreement, so the Company believes it has the requisite vote required to approve the transaction.

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

Under a Share Purchase Agreement between us, GEM Global Yield LLC SCS (“GEM Global”) and GEM Yield Bahamas Limited (“GYBL”), dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date (the “GEM Agreement”), we are entitled to draw down up to $60 million of gross proceeds from GEM Global in exchange for shares of our common stock at a price equal to 90% of the average closing bid price of the shares of our common stock on Nasdaq for a 30 day period, subject to meeting the terms and conditions of the GEM Agreement. This equity line facility is available for a period of 36 months from the closing date of the Merger. Please see the section entitled “Business” for additional information. The limitations on the amount and frequency of the draws that we can make under the GEM facility, which include the requirement that (i) there be an effective registration statement and (ii) size restrictions relating to our trading volume, may affect the ability to draw under the GEM Agreement and result in proceeds that are less than anticipated.

In addition, the occurrence of the Merger triggered (i) payment of a commitment fee of $1.2 million to GEM Global payable in either our common stock or cash and (ii) the issuance of a warrant granting GYBL the right to purchase 1,106,108 shares of our common stock, at a strike price per share of $10.01, the closing bid price for such common shares on the closing date of the Merger. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits and certain issuances of additional shares of our common stock.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our stockholders’ ownership interest may be diluted. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Further, we may incur additional dilution from repayment of the Investor Notes in Common Stock or re-setting the Conversion Price of the Investor Notes if we issue equity at a price below the Conversion Price of the Investor Notes. Also, we will receive reduced proceeds if the exercise price of the Investor Warrants is reduced.

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

The price of our common stock could decline if there are substantial sales of shares of our common stock by our directors, executive officers, or significant stockholders, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur. Immediately after the Merger, a significant portion of our shares of common stock or Warrants exercisable for our shares of common stock were held by persons who had been affiliated with LACQ prior to the Merger but did not remain so with respect to us after the Merger. In addition, we may soon register shares of common stock that we may issue under our 2021 Omnibus Incentive Plan. Shares held by our directors, executive officers and other affiliates are subject to restrictions on resale under the Securities Act and may be subject to various vesting agreements.

Certain of our initial stockholders have agreed, subject to certain exceptions, not to transfer, pledge, assign, sell or otherwise dispose of any of our common stock held by them immediately after the Merger until the earlier to occur of (a) one year after the Merger and (b) the date on which we complete a liquidation, merger, share exchange or other similar transaction after closing that results in all of our stockholders having the right to exchange their common shares for cash, securities or other property. However, if the closing price of our common shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Merger, the shares of those initial stockholders will be released from the lock-up.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of such shares intend to sell their shares.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2021 Omnibus Incentive Plan and to repay interest or principal on the Investor Notes or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our 2021 Omnibus Incentive Plan. We may use our common stock to make repayment of some or all of the principal and interest on the Investor Notes. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

While LACQ determined that its Public Warrants should be classified as equity and its private warrants will be treated as equity on a pro forma basis, due to the uncertainty with respect to classification of warrants issued by SPACs as equity or indebtedness, there can be no assurance that future guidance might not require us to change its position and restate our financial statements and have other adverse consequences.

While LACQ’s financial statements have been restated to classify its private warrants as liabilities, we have determined that it is appropriate to continue to classify its Public Warrants as equity. LACQ reviewed the terms of the warrant agreement related to its Public Warrants and concluded that they do not include any provision requiring the Public Warrants to be classified as liabilities. In this respect, it should be noted that the warrant agreement included a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants could be entitled to receive cash for their warrants (the “tender offer provision”). This tender offer provision was similar to one of the examples referred to in the SEC Statement as a basis for concluding that warrants issued by a SPAC should be classified as liabilities and not equity. LACQ concluded that, while the SEC Statement did not expressly refer to a multi-class structure (such as a structure where a SPAC had two classes of common stock), the SEC Statement with respect to a tender offer provision in a warrant agreement applied to a multi-class structure (such as a Class A and Class B structure) and not a single class structure like LACQ’s. Certain other SPACs, including those with single class structures, have taken different approaches in their recent public filings with the SEC and have classified similar warrants as liabilities.

LACQ classified its private warrants as liabilities because they provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant (i.e., certain rights differ if the warrants are held by the original holder and its permitted transferees or by a subsequent transferee). LACQ entered into agreements with the holders of its private warrants under which each holder will exchange its private warrants for warrants on the same terms as the private warrants, except that they are non-transferable except to certain permitted transferees. LACQ believed that as a result of the exchange, the private warrants would be appropriately classified as equity and not liabilities subsequent to the date of such agreements.

The accounting treatment of warrants issued by SPACs is subject to substantial uncertainty and there can be no assurance that future guidance might not require us to change LACQ’s position and restate our financial statements or treat private warrants as liabilities, which could have a material adverse effect us.

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

As of October 28, 2021, our executive officers and directors beneficially owned approximately 52.7% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, changes to equity incentive plans, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

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

2021 Convertible Notes Payable

On September 24, 2021, the Company entered into an agreement with institutional investors to issue $15.9 million of convertible notes (“Convertible Notes”). The agreement provides for two closings: the first closing for $5.3 million (resulting in net proceeds of $4.7 million) and closed on September 24, 2021. The second closing for $10.6 million occurred in the fourth quarter of 2021 (See Note 11 of the Financial Statements for additional information).

The proceeds of the sale of the securities may be used for working capital purposes subject to certain customary restrictions and the Convertible Notes are secured by the Company’s rights to its patents and licenses. The Company may not issue any additional debt or equity without the prior written consent of the holders.

The convertible notes mature on June 23, 2023 and bear interest at a rate of 5% per annum, in addition to an original issue discount of 6%. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the debt. The convertible notes may be converted into the Company’s common stock at the option of the holder in whole or in part at the conversion price of $5.87, subject to a beneficial ownership limitation of 4.99% (subject to adjustment).

At the Company’s option, the Company may redeem some or all of the then-outstanding principal amount of the convertible notes for cash in an amount equal to 100% of the outstanding principal amount of the principal to be redeemed, plus accrued but unpaid interest, plus all other amounts due with respect to the convertible notes. On January 1, 2022, and the first of each subsequent month, terminating upon the full redemption of the Convertible Notes (each a “Monthly Redemption Date”), the Company shall redeem the Monthly Redemption Amount (defined below), payable in cash or shares. The number of shares to be settled shall be based on a conversion price equal to the lesser of (a) $5.87 and (b) 92% of the average of the three lowest volume-weighted average prices (“VWAP”) during the 10 consecutive trading days prior to the applicable Monthly Redemption Date. The Company may not pay the Monthly Redemption Amount in shares unless the applicable conversion price is greater than or equal to $0.78 and the Company has been in compliance with customary requirements under the agreement, unless waived in writing by the holder.

The Monthly Redemption Amount is defined as 1/18th of the original principal amount, plus accrued but unpaid interest, plus any other amounts due to the holder with respect to the Convertible Notes. If the Company elects to settle such redemptions in shares (with a total maximum of 4,855,108 shares issuable), the Monthly Redemption Amount is calculated based on 92% of the average of the lowest three VWAPs in the ten trading days prior to the Monthly Redemption Date. If the Company elects to settle redemptions in cash, the Monthly Redemption Amount shall include an 8% premium of the Monthly Redemption Amount.

If, at any time while the Convertible Notes are outstanding, the Company carries out one or more capital raises in excess of $5.0 million, the holder has the right to require the Company to use up to 20% of the gross proceeds of such transaction to redeem all or a portion of the convertible notes for an amount in cash equal to the cash Mandatory Redemption Amount (i.e., 108% of outstanding principal and unpaid interest).

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation previously filed with the SEC on July 7, 2021 as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38306), which is incorporated herein by reference.
3.2	Amended and Restated Bylaws previously filed with the SEC on July 7, 2021 as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38306), which is incorporated herein by reference.
4.6	Form of Senior Secured Convertible Promissory Note issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.6 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on September 27, 2021).
4.7	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on September 27, 2021).
10.1	Securities Purchase Agreement, dated September 24, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on September 27, 2021).
10.2	Registration Rights Agreement, dated September 24, 2021, by and among the Company and the parties signatory thereto(incorporated by reference to Exhibit 10.2 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on September 27, 2021).
10.3	Subsidiary Guarantee, dated September 24, 2021, by and among the Company and the purchasers signatory thereto(incorporated by reference to Exhibit 10.3 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on September 27, 2021).
10.4	Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on September 27, 2021).
10.5	Patent Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on September 27, 2021).
10.6	Form of Indemnification Agreement executed by each of the Ensysce directors and executive officers (incorporated by reference to Exhibit 10.2 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on July 7, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Investor Presentation furnished as of July 21, 2021. (incorporated by reference to Exhibit 99.1 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on July 21, 2021).
99.2	Press Release, dated July 21, 2021 (incorporated by reference to Exhibit 99.2 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on July 21, 2021).
99.3	Press Release, dated November 8, 2021 (incorporated by reference to Exhibit 99.1 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on November 10, 2021).
99.4	Press Release, dated August 16, 2021 (incorporated by reference to Exhibit 99.1 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on August 17, 2021).
99.5	Press Release, dated as of July 8, 2021 (incorporated by reference to Exhibit 99.1 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on July 8, 2021).
99.6	Press Release, dated as of July 1, 2021 (incorporated by reference to Exhibit 99.1 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on July 1, 2021).
99.7	Press Release, dated as of June 30, 2021 (incorporated by reference to Exhibit 99.1 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on July 1, 2021).
99.8	Press Release, dated as of June 30, 2021 (incorporated by reference to Exhibit 99.2 filed with Ensysce Biosciences, Inc.’s Current Report on Form 8-K on July 1, 2021).

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Diego, State of California, on this 15th day of November, 2021.

ENSYSCE BIOSCIENCES, INC.

Date: November 15, 2021	/s/ Lynn Kirkpatrick
Dr. Lynn Kirkpatrick
President and Chief Executive Officer

Date: November 15, 2021	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

