Form 10-K
period 2021-12-31
Ensysce Biosciences, Inc.
filed 2022-03-31
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-38306

ENSYSCE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7946 Ivanhoe Avenue, Suite 201 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(858) 263-4196
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ENSC	The Nasdaq Stock Market
Warrants, to purchase one share of Common Stock	ENSCW	OTC Pink Open Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date.

Registrant had 29,949,032 shares of common stock outstanding as of March 25, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2022 Annual Meeting of Shareholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

ENSYSCE BIOSCIENCES, INC.

Risk Factor Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. This summary does not address all of the risks and uncertainties that we face. Discussion of the risks and uncertainties in this summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” beginning on page 34 of this Annual Report on Form 10-K. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

●	We are a clinical-stage pharmaceutical company with a limited operating history and have incurred significant financial losses since our inception and anticipate that we will continue to incur such losses for the foreseeable future.
●	We must obtain regulatory approval and fulfill numerous other requirements to be successful.
●	We require substantial additional funding.
●	The price of our common stock on the Nasdaq and Public Warrants on the OTC Pink Open Market may be volatile.
●	The proceeds under the GEM Agreement may be less than anticipated and issuances of common stock pursuant thereto would result in dilution of existing stockholders.
●	We depend heavily on the success of PF614 and PF614-MPAR™ product candidates, which are currently in clinical trials, and which may not be successful.
●	Due to the significant resources required for the development of our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others.
●	If we fail to discover, develop and commercialize other product candidates, we may be unable to grow our business.
●	If we do not achieve our projected development and commercialization goals within the timeframes we expect, the development and commercialization of our product candidates may be delayed.
●	Competitive products may reduce or eliminate potential commercial opportunity for our product candidates.
●	Our business could be harmed if we lose the services of our key personnel or if we are unable to hire additional highly qualified employees.
●	Government grant awards may not be available to us in the future.
●	We currently rely on, and expect to rely on in the future, third parties to conduct our clinical trials.
●	We expect to be completely dependent on third parties to manufacture our product candidates.
●	We must develop our sales, marketing and distribution capability on our own or through collaborations.
●	The regulatory approval processes are lengthy, time-consuming and inherently unpredictable.
●	Regulatory authorities may disagree with our regulatory plan for our product candidates.
●	Interim topline and preliminary data from our clinical trials may change.
●	We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the preclinical and clinical studies necessary.
●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain.
●	We may encounter difficulties enrolling patients in our clinical trials.
●	Fast track designation by the FDA for PF614 may not lead to a faster development or regulatory review or approval process and does not assure FDA approval.
●	If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if such requirements are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.
●	Even if any of our product candidates receives regulatory approval, we may fail to achieve the degree of market acceptance necessary for commercial success.
●	We are subject to potential product liability lawsuits against us or any of our future collaborators.
●	Oxycodone is a Schedule II controlled substance under the federal CSA, and we must comply with the CSA or its state equivalents.

●	If we are unable to obtain and maintain patent protection for our products candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates that are similar or identical to our product candidates.
●	We may face litigation from third parties claiming that our products or business infringe, misappropriate, or otherwise violate their intellectual property rights, or seeking to challenge the validity of our patents.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property.
●	The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.
●	We may not be able to obtain protection under the Hatch-Waxman Amendments by extending the patent term.
●	We may not be able to protect our intellectual property rights throughout the world.
●	We may be subject to claims that we infringed, misappropriated or otherwise violated the intellectual property of a third party, or claiming ownership of what we regard as our own intellectual property.
●	Our failure to obtain or maintain our patent protection could result in adverse consequences.
●	Our reliance on third parties requires us to share our trade secrets, which increases the possibility that a competitor will discover them or that our trade secrets will be misappropriated or disclosed.
●	We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
●	Our intellectual property agreements with third parties may be subject to disagreements.
●	Intellectual property rights do not necessarily address all potential threats to our business.
●	If we do not obtain protection under the Hatch-Waxman Amendments by obtaining data exclusivity, our business may be harmed.
●	Cyber-attacks or other failures in our telecommunications or information technology systems, or those of third parties could result in information theft, data corruption and significant disruption of our business.
●	Raising additional capital in the public or private equity markets at prices per share below the current market price of our common stock could cause dilution to our stockholders, adversely affect the market price of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act.
●	We identified material weaknesses in our internal control over financial reporting as of December 31, 2021 and 2020.
●	The Nasdaq may delist our common stock and/or our Public Warrants may not continue to trade on the OTC Pink Open Market.

GLOSSARY

Definitions:
2013 Framework	Financial reporting criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013)
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
ADFs	Abuse deterrent formulations
ADHD	Attention deficit hyperactivity disorder
Aggregate Limit	Up to $60 million of gross proceeds with respect to the GEM Agreement
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
ASC 815	Accounting Standards Codification 815, Derivatives and Hedging
AUC	Area under the concentration time curve
Board	Board of directors of Ensysce, or a committee thereof, as applicable
CARA	Comprehensive Addiction and Recovery Act
CBER	Center for Biologics Evaluation and Research
CDC	Center for Disease Control

Definitions:
CDER	Center for Drug Evaluation and Research
cGMP	Current Good Manufacturing Practice
CI	Clinical investigation
Cmax	Maximum plasma concentration
CMC	Chemistry, manufacturing, and controls
CMOs	Contract manufacturing organizations
CNS	Central nervous system
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
Company’s Proxy Statement	Company’s proxy statement for the 2022 Annual Meeting of Shareowners
COVID-19	Novel coronavirus disease
Covistat	A clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
CROs	Contract research organizations
CSA	Controlled Substances Act
CSOS	Controlled Substance Ordering System
DEA	United States Drug Enforcement Agency
Defendants	The Company and its Chief Executive Officer with respect to DelMorgan Group, LLC et al. v. Ensysce Biosciences, Inc., et al., Los Angeles County Superior Court, Case Number 21 STCV25585
Draw Down Limit	400% of the average daily trading volume for the 30 trading days immediately preceding the date the Company delivers the draw down notice with respect to the GEM Agreement
DSCSA	Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
EMA	European Medicines Agency
Ensysce	Ensysce Biosciences Inc.
EPO	European Patent Office
ETASU	Elements to assure a products safe use
EUA	Emergency Use Authorization
Exchange Act	Securities Exchange Act of 1934
FDA	United States Food and Drug Administration
FDC Act	Federal Food, Drug and Cosmetic Act
First Closing Notes	Senior secured convertible promissory notes in the aggregate principal amount of $5.3 million the Company issued to investors at the first closing under the SPA
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date

Definitions:
GEM Global	GEM Global Yield LLC SCS
GEM Warrants	1,106,108 shares of common stock that may be issued upon the exercise of 1,106,108 warrants issued to GYBL under the terms of the GEM Agreement
GMP	Good Manufacturing Practices
GYBL	GEM Yield Bahamas Limited
Hatch-Waxman Act or Hatch-Waxman Amendments	Drug Price Competition and Patent Term Restoration Act of 1984
HHS	United States Department of Health and Human Services
IMPDs	Investigational Medicinal Product Dossiers
IND	Investigational New Drug
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPARTM overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
NME	New molecular entity
OPM	Option Pricing Method
Orange Book	FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations
OUD Grant	Research and development grant related to the development of its TAAP/MPARTM abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
PCT	Patent Cooperation Treaty
PDMA	U.S. Prescription Drug Marketing Act
PK	Pharmacokinetics
Plaintiffs	Del Morgan Group, LLC and Globalist Capital, LLC with respect to DelMorgan Group, LLC et al. v. Ensysce Biosciences, Inc., et al., Los Angeles County Superior Court, Case Number 21 STCV25585
PTA	Patent Term Adjustment

Definitions:
PTE	Patent Term Extension
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 10,000,000 shares of common stock at a purchase price of $11.50 per share
R&D	Research and Development
Recro	Recro Gainesville LLC
Recro Agreement	Manufacturing Agreement, dated September 19, 2019, by and between Recro Gaineville LLC and the Company
REMS	Risk evaluation and mitigation strategy
Resale Registration Statement	Ensysce’s Resale Registration Statement filed on August 9, 2021
SARS-CoV-2	Severe acute respiratory syndrome coronavirus 2
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Second Closing Notes	Senior secured convertible promissory notes in the aggregate principal amount of $10.6 million the Company issued to investors at the second closing under the SPA
SEC Statement	The statement released by the SEC on April 12, 2021, entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies”
Securities	Common stock and warrants issued to Plaintiffs in satisfaction of its advisory fee with respect to DelMorgan Group, LLC et al. v. Ensysce Biosciences, Inc., et al., Los Angeles County Superior Court, Case Number 21 STCV25585
Securities Act	Securities Act of 1933
Signature	Signature Therapeutics Inc.
SPA	Securities Purchase Agreement, dated as of September 24, 2021, by and between Ensysce and the institutional investors party thereto
SPACs	Special Purpose Acquisition Companies
SUPPORT Act	Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act
TAAP	Trypsin Activated Abuse Protection
TEAEs	Treatment-emergent adverse events
USPTO	United States Patent and Trademark Office

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that express Ensysce’s opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Ensysce operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting Ensysce. Factors that may impact such forward-looking statements include:

●	the risk that Ensysce’s lead product candidates PF614 and PF614-MPAR™ may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by Ensysce on third-party contract research organizations, or CROs, for its research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of Ensysce’s product candidates;

●	the risk that Ensysce’s clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by Ensysce or third parties;

●	the risk that the potential product candidates that Ensysce develops may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Annual Report on Form 10-K;

●	the risk that Ensysce will be unable to successfully market or gain market acceptance of its product candidates;

●	the risk that Ensysce’s product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that Ensysce has overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which Ensysce depends for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that Ensysce’s business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic;

●	the risk that Ensysce will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of Ensysce’s management team;

●	changes in Ensysce’s regulatory environment;

●	Ensysce’s need for additional financing to fund its operations and research and development;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in Ensysce’s industry;

●	Ensysce’s ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;

●	the risk that our common stock will be suspended from trading on Nasdaq;

●	the ability to meet and maintain applicable listing standards of the Nasdaq; and

●	other factors disclosed in this Annual Report on Form 10-K

The forward-looking statements contained in this Annual Report on Form 10-K are based on Ensysce’s current expectations and beliefs concerning future developments and their potential effects Ensysce. There can be no assurance that future developments affecting Ensysce will be those that Ensysce has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Ensysce’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, the occurrence of the events described in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K may adversely affect Ensysce. Ensysce will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this Annual Report on Form 10-K to “we,” “our,” “us,” the “Company” or “Ensysce” generally refer to Ensysce and its consolidated subsidiaries.

PART I

Item 1. Business

Corporate Information

We were originally incorporated in the State of Delaware in April 2003 as PharmacoFore, Inc. and, in January 2012, we changed our name from PharmacoFore, Inc. to Signature Therapeutics Inc. (“Signature”). On December 28, 2015, Signature, Signature Acquisition Corp., a wholly-owned subsidiary of Signature (“SAQ”), and Ensysce Biosciences, Inc. (“EB”) entered into an Agreement and Plan of Merger (“EB-ST Agreement”). Pursuant to the EB-ST Agreement, SAQ merged with and into EB with EB surviving the merger as a wholly-owned subsidiary of Signature. As part of the transaction, Signature changed its name to “Ensysce Biosciences, Inc.” (“Former Ensysce”) and changed EB’s name to EBI Operating Inc. On January 31, 2021, LACQ, Former Ensysce, and Merger Sub entered into the Merger Agreement. On June 30, 2021, pursuant to the Merger Agreement, Merger Sub merged with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ. As part of the transaction, LACQ changed its name to “Ensysce Biosciences, Inc.” and Former Ensysce changed its name to EBI OpCo, Inc. (the “Merger”).

The mailing address of our principal executive office is 7946 Ivanhoe Avenue, Suite 201, La Jolla, California 92037. Our corporate telephone number is (858) 263-4196. Our website address is www.ensysce.com. Information contained on our website, or connected thereto, does not constitute part of, and is not incorporated by reference into, this Annual Report on Form 10-K.

Channels for Disclosure of Information

Investors, the media, and others should note that we announce material information to the public through filings with the SEC, the investor relations page on our website, blog posts on our website, press releases, public conference calls, webcasts, and our twitter feed (@EnsysceBio).

The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.

Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Business Overview

We are a clinical stage pharmaceutical company seeking to develop innovative solutions for severe pain relief while reducing the fear of and the potential for misuse, abuse, and overdose. We have also incorporated a 79.2%-owned subsidiary, Covistat, a clinical stage pharmaceutical company that is developing a compound utilized in our overdose protection program for the treatment of COVID-19 and cystic fibrosis. Certain of our affiliates own the remaining portions of Covistat. See “Certain Relationships and Related Person Transactions” for additional information.

We are currently developing product candidates designed to improve the safety and performance of prescription drugs. Our primary focus has been on opioid pain products and opioid use disorder products. Prescription opioid abuse and addiction present major burdens to society, resulting in significant costs, illnesses, and deaths, many of which we believe could be prevented through the use of our proprietary technologies. We believe the intertwined issues of (1) the widespread abuse of prescription opioids and (2) the resultant reluctance of many prescribers to write prescriptions for opioid analgesics, have resulted in the persistent under-treatment of patients with moderate-to-severe pain. Our platforms utilize a novel molecular delivery technology designed to deter prescription opioid abuse at the molecular level.

Our current development pipeline includes two new drug platforms - an abuse-resistant opioid prodrug technology – the Trypsin Activated Abuse Protection, or the TAAP platform, and an over-dose protection opioid prodrug technology - the Multi-Pill Abuse Resistant, or the MPAR™ platform. The TAAP platform is designed to seek to improve the care of patients with moderate to severe acute or chronic pain while reducing the human and economic costs associated with prescription opioid drug abuse. Our development pipeline of TAAP prodrugs is summarized in the table below. The MPAR™ platform when combined with our TAAP prodrugs is designed not only to seek to prevent abuse of prescription drugs but also to reduce overdose occurrences. Each prodrug is intended to be able to be combined with our MPAR™ technology for overdose protection. Additionally, nafamostat di-mesylate (“nafamostat”), which is an ingredient in our overdose protection combination products, is also being developed for the intended purpose of treating infection and pulmonary lung diseases.

The technology under the TAAP platform when applied to opioid drugs is designed to release clinically effective opioid drugs only when exposed to specific physiological conditions (i.e., when the drug is ingested and exposed to the digestive enzyme trypsin). Our lead product candidate, PF614, is a TAAP oxycodone prodrug that is a biologically inactive compound which can be metabolized in the body to produce a drug with demonstrable features aimed at resisting both oral and non-oral modes of prescription drug abuse. This approach differs from current formulation-based strategies such as OxyContin OP which uses Intac® Technology (crush-resistant polymers) and Extampza®ER which uses DETERx™ (insoluble fatty acid salts in polymers), in a number of ways.

First, the TAAP technology seeks to remove the ability of a user to abuse PF614 intravenously or intra-nasally. This is based on preclinical studies that show PF614 does not readily convert into oxycodone in the blood stream and trypsin is not present in the nasal passage. Accordingly, PF614 would not convert to oxycodone in the nose. Furthermore, the chemically modified and abuse-resistance TAAP opioid drug is unaffected by simple physical manipulations designed to extract abusable amounts of opioid, such as through kitchen chemistry.

Our portfolio of TAAP product candidates is based on a differentiated understanding of chemical reactivity and metabolism, as well as the key pillars of our unique approach which focuses on: (1) enzyme mediated metabolic activation localized in the gastrointestinal tract; (2) rearrangement chemistry to achieve ideal pharmacokinetic release of active drug products; and (3) robust packages of preclinical data that set forth the metabolic and chemical activation profile for each of our clinical candidates. This approach led to the filing of an Investigational New Drug application, or IND (116794), and a Phase 1 clinical trial for PF614, which was completed in February 2018. In addition, the clinical data from the Phase 1 trial demonstrated that oxycodone is released from PF614 as chemically designed, and that it was absorbed following oral administration of the TAAP PF614, given blood levels that matched the same release profile as the extended release oxycodone product, OxyContin OP.

The MPAR™ technology is a combination of TAAP prodrug and trypsin inhibitor nafamostat. It is designed to provide overdose protection to all TAAP prodrugs. MPAR™ applied to TAAP opioids enables the release of active opioid following ingestion of multiple doses, whether inadvertent or intentional. Nafamostat is a small molecule, highly potent protease inhibitor (trypsin inhibitor) with a steep dose response curve. MPAR™ at prescribed doses is designed to release of the active pharmaceutical ingredient. However, if the TAAP prodrug nafamostat combination (MPAR™) is taken in larger quantities than intended, the excess nafamostat is present to inhibit trypsin, thereby preventing metabolic activation of TAAP and averting a drug overdose. We believe the potential benefits to society of an opioid that resists both oral and parenteral abuse are considerable.

Our pipeline, developed over the course of 15 years of research and investment, includes three clinical-stage product candidates. While our principal focus and lead product candidates are geared towards combating abuse and overdose of opioid drugs, we have, over the years of research and development, discovered and recognized qualities and unique features of certain product candidates that may be useful in addressing other treatments. For example, we discovered the ability of nafamostat in inhibiting the action of enzymes associated with the COVID-19 infection, and, as such, have devoted efforts to develop an oral and inhalation drug product of nafamostat, for use against coronaviral infections and other pulmonary diseases such as cystic fibrosis.

PF614

PF614 is our lead TAAP prodrug candidate under development for the treatment of acute or chronic pain. PF614 is a delayed release TAAP prodrug designed to release oxycodone under certain specific physiological circumstances when taken orally. PF164 was evaluated for safety and pharmacokinetic release of oxycodone in a Phase 1 single ascending dose clinical trial in 64 healthy subjects. The trial showed that PF614 was well tolerated with no serious adverse events. The study also showed pharmacokinetics had a maximum blood concentration of oxycodone at 4 to 6 hours after swallowing PF614, demonstrating its delayed release profile. A second Phase 1b study was initiated in 2021 to evaluate PF614 delivered to healthy subjects twice daily for 4.5 days. This study evaluated both safety and PK, with a second part to evaluate the bioequivalence of PF614 versus OxyContin. Final data from this trial will be available in the second quarter of 2022.We believe PF614 has the potential to provide a safer alternative to the abuse deterrent formulated opioid products that are currently commercially available.

PF614-MPAR™

PF614-MPAR™, a combination product of PF614 and nafamostat has been designed to limit abuse potential by providing resistance to use through injection or inhalation and to provide overdose protection against excessive oral ingestion. Our IND application (150966) for PF614-MPAR™ received FDA allowance and we initiated a Phase 1 clinical trial to evaluate safety and PK in healthy subjects in December 2021. Data from this trial will be available in the second half of 2022.

Nafamostat

Nafamostat is an enzyme inhibitor (protease inhibitor) used in our combination overdose protection technology, MPAR™. Due to its ability to inhibit the action of enzymes associated with the COVID-19 infection, we are also developing an oral and inhalation drug product for use against coronaviral infections and other pulmonary diseases such as cystic fibrosis. An IND was submitted (149877) for the evaluation of oral nafamostat in coronaviral infections. A Phase 1 trial to evaluate safety and PK was completed in 2021.

Next Steps

We intend to undertake additional clinical studies in 2022. Two human abuse liability studies of PF614 will be initiated in the second and third quarter of 2022 to understand the tendency for drug abusers to like the effects achieved from taking PF614 either orally or nasally as compared to that of a comparator product such as crushed OxyContin. We are also exploring pain indications to evaluate PF614 for efficacy and safety which we are seeking to initiate by end of 2022. We are also planning to evaluate nafamostat in COVID-19 subjects when delivered as an oral drug product. The ability to undertake these studies will depend on additional financing. We have funded our operations to date primarily with proceeds from the sale of equity and borrowings under convertible promissory notes and federal grants. See “Convertible Promissory Notes” and “Government Grants” for additional information.

Our Strategy

We seek to become a leading specialty pharmaceutical company focused on addressing the safe use of pharmaceuticals by developing a broad portfolio of TAAP and MPAR™ products with enhanced safety features and benefits. Specifically, we intend to:

●	Capitalize on our management team’s collective experience and expertise in the development and approval process of innovative drug delivery technologies that address medication safety. We have received fast track designation for PF614, our lead drug candidate, from the FDA. However, fast track designation does not guaranty a faster development or regulatory review or approval process and does not assure FDA approval. We are currently devoting our efforts to develop PF614 for the severe pain market with acute and chronic pain indications, while bringing other TAAP and MPAR™ products through regulatory approval with the expertise of team members who have launched a number of products in the central nervous system, or CNS, space.

●	Leverage our proprietary technologies to develop a full line of pharmaceutical products. Medication abuse and misuse is not limited to single drugs but often pervades entire drug categories. We have initiated programs to apply our TAAP and MPAR™ technology to other categories of prescription drugs such as amphetamine and methadone.

●	Commercialize our products through focus on the United States market to commercialize our lead products while licensing our technology internationally and through patent life extension. We intend to bring PF614 and PF614-MPAR™ through regulatory approval to commercialization in the United States. We expect to seek licensing partners in jurisdictions outside the United States for our product candidates. We also expect to seek partners who wish to license our TAAP and MPAR™ technologies for patent life extension of their portfolio products, or to improve delivery or pharmacokinetic properties of certain of their drug candidates.

●	Maintain an efficient internal cost structure. Our internal cost structure has been designed to enable us to focus on our lead drug products, PF614, PF614-MPAR™, and nafamostat oral and inhalation drug products clinically through to commercialization. We outsource many high-cost elements of development such as clinical trials. Outsourcing these functions minimizes our fixed overhead without reliance or dependence on individual third parties, and capital investment and thereby reduce our business risk in our view.

Our Strengths

We seek to achieve our strategic goals through the utilization of our key competitive strengths, including:

●	Our worldwide patent portfolio has extensive coverage in major markets and coverage in select secondary markets. These patents provide protection to the underlying molecules of both our immediate and extended-release drug candidates. We expect our patent portfolio will continue to expand and deepen as new products are developed and new markets are identified. Our lead product candidates are new chemical entities and not simply re-formulations. Our TAAP prodrugs have a unique technology that has been demonstrated in our Phase 1 clinical trials for PF614.

●	Pedigree of our leadership team in all stages of discovery, development, marketing, and business development. Our team has successfully developed and launched many successful products with multi-billion dollar selling market leaders in the CNS area.

●	Fast track designation. Our lead clinical candidate, PF614, has received fast track designation from the FDA.

●	Received Federal grants from Federal agencies including NIDA, NIH. We have received two large Federal government grants to support our MPAR™ overdose protection program and our opioid use disorder program from NIH/NIDA.

●	Clinical proof of concept. We have conducted a Phase 1 trial with TAAP prodrug PF614. The trial demonstrated that, after oral administration of the TAAP prodrug, the corresponding opioid was measured in the subjects’ blood.

Market Opportunity

Drug Abuse and Drug Overdose

Opioid pain medications are essential for improving the care and outcomes of a majority of Americans who live with chronic pain. A recent NIH study reported that 25.3 million adults suffered from pain every day for the preceding three months and almost 40 million adults experience severe levels of pain, which is linked to worse health status. Prescription opioids drugs, such as morphine, hydromorphone, hydrocodone, and oxycodone, have a long history of use for the management of patient pain. Prescriptions for opioid medications in 2020 totaled 153 million, with $4.2 billion in market size in the United States, where 80% of world’s opioids are consumed.

The CDC recently provided recommendations for clinicians who provide pain care, defining acute pain (duration less than 1 month), subacute pain (duration of 1–3 months), or chronic pain (duration of 3 months or more), not including sickle cell disease related pain management, cancer pain treatment, palliative care, and end-of life care. These guidelines provide the market indications, acute and chronic, that Ensysce will explore for its TAAP and MPAR™ opioid products including PF614.

Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches, and other dose forms. Oxycodone is one of the most effective pain killers available today. This drug helps the patient to overcome pain and focus on his or her work. Opioids have an increased risk of dependence and, when used improperly, a common side effect of high doses of opioids like oxycodone can be euphoria, or a “high.” As a result of these side effects, opioids have become amongst the most misused or abused prescription drugs in the United States. Opioid abuse was declared a public-health emergency in 2017 when more than 130 people died each day from opioid-related overdoses. Currently, that number has risen to over 200 deaths per day.

The large increase in overall overdose deaths is now driven by use of synthetic opioids, in particular fentanyl, as prescription opioids have become harder to obtain. From 2017 to 2018 the prescription opioid-involved death rates decreased by 13.5% showing that attention to the problem had beneficial effect. However, 1.6 million people reported having opioid use disorder (“Opioid Use Disorder”) in 2019. Based on information from the CDC, the most common drugs involved in prescription opioid overdose deaths include Methadone, Oxycodone (such as OxyContin®), and Hydrocodone (such as Vicodin®). The CDC indicates that improving opioid prescribing, treatment of opioid use disorder, and prevention of opioid use disorder would help to improve the opioid crisis. Misuse or abuse of opioids is often done in one of the following manners:

●	Oral Excessive Tablet Abuse. Generally recognized as the most prevalent route of administration by abusers, an abuser orally ingests more tablets (or capsules) than is recommended for pain relief.

●	Nasal snorting. Crushed tablets are inhaled for absorption of the drug through the nasal tissues.

●	Injection. The opioid is physically or chemically removed from the dosage and injected into the vein using a syringe.

●	Oral Manipulated Tablet Abuse. Extended-release tablets or patches are crushed, chewed, or otherwise physically or chemically manipulated to defeat an extended-release mechanism and provide an immediate-release of the opioid for oral ingestion.

●	Poly-pharmacy. Opioids are sometimes used in conjunction with alcohol, methamphetamine, or other drugs to accentuate the euphoria.

●	Overdose. Users may accidentally introduce excessive quantities of drugs in their systems or combine drugs that may heighten the chance of adverse effects of drugs. Some patients may over-ingest drugs accidentally or with the express intent of suicide.

●	Chronic or prolonged use. Chronic or prolonged use of opioids resulting in dependence is another form of misuse or abuse.

Amphetamines like Adderall are manufactured in pill form and are intended for oral ingestion. Fifty-three percent of Adderall prescriptions are prescribed to the 10.5 million adults that are diagnosed with attention deficit hyperactivity disorder, or ADHD. ADHD is the most common neurodevelopment disorder in children. Five million adults misuse stimulant medication annually, by using alternative consumption methods to achieve a more intense high faster; snorting or injecting are most-common methods of abuse. Both of these methods involve crushing pills.

We believe that having prescription drug products available that have a reduced potential for abuse by crushing and injecting, snorting, and chewing could provide an even greater reduction of prescription opioid related deaths in the abuse of opioids or amphetamines.

Nafamostat

Nafamostat’s market opportunity is multifaceted. The oral form could be used alone or in combination with other antiviral drugs that target separate processes needed for virus product, such as RNA replication or viral protein processing. An inhaled form of nafamostat could be applied to patients that have a more severe stage of the disease.

Our lead clinical program is an oral drug product of nafamostat for use against COVID-19 and other coronaviral infections. The dosing and positioning of oral nafamostat will be similar to antiviral drug oseltamivir phosphate, Tamiflu®. Tamiflu® is a seasonal influenza treatment that is taken in oral form within two days of influenza symptoms starting and applying a two-dosage daily schedule. During the H5N1 outbreaks and the H1N1 and other coronavirus outbreaks, Tamiflu® had annual U.S. sales above $1 billion and has had cumulative sales of $15.9 billion since its launch in 1999.

The World Health Organization estimates influenza epidemics result in approximately three to five million cases of severe illness and 250,000 to 500,000 deaths each year. Nafamostat will be well positioned to generate revenue from several changing market conditions:

●	As new virus strains of influenza and coronavirus create new outbreaks, there is a window of opportunity to grow or boost sales before production of the appropriate vaccine is increased.

●	Applying our antiviral in situations of waning immunity to vaccines, particularly in the elderly, and in immunocompromised patients; seasonal influenza vaccines are approximately 45% effective since the 2010 influenza season.

●	Universal influenza and coronavirus vaccines remain several years from market launch, making nafamostat a potential first line of defense against infections.

●	There are only four antiviral treatments for early symptoms of influenza for hospitalized patients that have severe, complicated, or progressive illness, or who are at high risk for complications.

●	The reality of unexpected and rapidly spreading influenza or coronavirus outbreaks causes healthcare systems to stockpile and replenish first response antivirals.

●	Utilizing a drug repurposing model and the Hatch Waxman Act, we believe that we will be able to receive eight to ten years of market exclusivity in North America, European Union, and Japan. See “—Intellectual Property” for further detail.

Our Technology Platform Solution

TAAP Prescription Drugs

The technology under the TAAP platform utilizes a novel technology designed to deter prescription drug abuse at the molecular level. The molecular delivery system is designed to release clinically effective drugs only when exposed to specific physiological conditions (i.e., when the drug is ingested and exposed to the digestive enzyme trypsin). We believe that our TAAP prodrugs delivery system demonstrates several features aimed at resisting both oral and non-oral modes of abuse. This platform’s approach differs from current formulation-based strategies (abuse deterrent formulations, or ADFs) in a number of ways including that it is designed to be unaffected by simple physical manipulations (e.g. crushing and extraction and/or chewing of the dose form provided to patients). We believe the potential benefits to society of applying TAAP to opioids and amphetamines providing medication that resists both oral and parenteral abuse are considerable.

MPAR™ Prescription Drugs

MPARTM combination therapy, involves co-formulating TAAP prodrugs with a trypsin inhibitor, nafamostat, which, when administered at prescribed dose levels, are intended to have no effect on the conversion of the prodrug to the active ingredient thus allowing normal drug plasma exposure levels. However, if the drug were taken in greater than prescribed quantities, the trypsin inhibitor would also be present at higher levels, inhibiting the first step in the activation process, preventing the conversion of the prodrug to the active ingredient thus limiting the potential to an overdose from the medication.

Our Development Programs

We are currently developing product candidates designed to improve the safety and performance of prescription drugs. Our primary focus has been on opioid pain products and opioid use disorder products. Our development pipeline of TAAP prodrugs is summarized in the table below. Each prodrug is intended to be able to be combined with our MPAR™ technology for overdose protection. Additionally, nafamostat, which is an ingredient in our overdose protection combination products, is also being developed for infection and pulmonary lung diseases. Besides our clinical candidates, we have a product portfolio of other TAAP and MPARTM opioids that could potentially be developed to build on this pipeline.

Clinical agents

PF614

PF614 is a chemically modified, delayed onset oxycodone-derivative which releases clinically effective oxycodone only when exposed trypsin in the gut (i.e., when the drug is ingested). This approach differs from formulation-based strategies which are currently commercially available, in several ways. Foremost, the abuse-resistance provided by PF614 is designed to be unaffected by simple physical manipulations (e.g., extraction, chewing, and/or crushing). It also limits the bioavailability of active medication following co-ingestion of multiple doses.

Following ingestion, the release of oxycodone from PF614 proceeds via a two-step process comprised of (1) trypsin activation in the small intestine and (2) a subsequent intramolecular cyclization release reaction. This reaction releases oxycodone with concomitant formation of a cyclic urea metabolite. The time-course of oxycodone release from PF614 is a function of the kinetics of (i) the trypsin hydrolysis and (ii) the cyclization-release reaction. In the Phase 1 study of PF614, the time to maximal blood concentration of oxycodone (Tmax) was five to six hours for the release of oxycodone and this time cannot be modified by crushing, chewing, or physically manipulating the drug product. Oxycodone safety, metabolism, and pharmacokinetics have been well studied.

PF614-101 Phase 1 Clinical Trial

PF614 (IND 116796) has been evaluated in a Phase 1 clinical study for safety and pharmacokinetics of oxycodone release in 64 healthy subjects in seven different closing cohorts from November 2016 to January 2018. This study was conducted for us by PRA Health Sciences – Early Development Services Lenexa, Kansas, principal investigator, Daniel Dickerson, M.D., Ph.D. to evaluate the safety and pharmacokinetics of PF614, as well as the pharmacokinetics of oxycodone at doses sufficient to characterize the extent to which plasma oxycodone is produced and maintained following oral ingestion of PF614 and was compared to the oxycodone released from extended release oxycodone from OxyContin OP. Subjects were randomized to receive a single dose of PF614 (dose of 15, 25, 50, 100, and 200 mg with 6 subjects per dosing group) or OxyContin OP (dose of 10, 20, 50, and 80 mg with 2 subjects per dosing group). New subjects were recruited for each cohort. Cohort 1 compared subjects receiving PF614 and OxyContin OP with and without naltrexone blockade. Naltrexone is an opioid blocker to prevent opioids from attaching to the opioid receptors, preventing the effect of the opioid medication such as pain relief, feeling of euphoria or respiratory depression. The single ascending dose study also compared the release of oxycodone from PF614 under both fasted and fed conditions at the highest does of PF614 evaluated, 200 mg. The pharmacokinetics of the prodrug fragments was also evaluated. In addition, this study instructed as to the “conversion efficiency” of the PF614 prodrug to oxycodone, with respect to OxyContin.

Pharmacokinetic Analyses

The shape of the plasma concentration versus time curve of oxycodone was similar following administration of OxyContin OP (oxycodone extended release) and PF614. The efficiency of conversion for PF614 to oxycodone was determined to be approximately 86%. A PF614 dose of 50 mg yields oxycodone exposure comparable to a 20.01 mg dose of OxyContin, indicating a potency ratio of 0.40. This data has allowed us to match doses of PF614 to those of commercially available OxyContin OP.

Safety

A total of 64 subjects were included in this study, of which 23 (35.9%) experienced 47 treatment-emergent adverse events, or TEAEs. The majority of TEAEs were either gastrointestinal disorders or nervous system disorders with no deaths, serious adverse events, or severe TEAEs. Additionally, there were no discontinuations due to study drug-related adverse events. Over half of TEAEs were study drug related, but they were mostly mild in severity. The three TEAEs that were moderate in severity were nephrolithiasis, or kidney stones, nausea, and vomiting, with the nausea and vomiting being study drug related. Comparing safety data across cohorts, the data indicated that dose, naltrexone, and fed/fasted state had no clinically relevant effect on the safety profile of PF614. PF614 was generally well tolerated at doses up to 200 mg in healthy subjects.

Next Steps

We initiated additional clinical studies with PF614 in the fourth quarter of 2021. A multi ascending dose study with a bioequivalence arm, PF614-102 concluded enrollment, with data anticipated in the second quarter of 2022. In 2022, two human abuse liability studies will be initiated to understand the tendency for drug abusers to like the effects achieved from taking PF614 either orally or nasally as compared to that of a comparator product such as crushed OxyContin.

PF614-MPAR™

Our IND application (IND 150966) received FDA allowance and a Phase 1 study was initiated in December 2021 with first patients dosed. The study to evaluate PF614-MPAR™ is entitled “A Single Dose, 2 Part Study to Evaluate the Pharmacokinetics of Oxycodone, PF614, PFR06082, and nafamostat, when PF614 Solution is Co-Administered with nafamostat, as an Immediate Release Solution and/or Extended Release (ER) Capsule Formulations in Healthy Subjects”.

PF614-MPAR™-101 Phase 1 Clinical Trial

The primary objectives of the Phase 1 study are to assess the pharmacokinetics of oxycodone, when PF614 solution is administered alone and with nafamostat as an immediate release solution and/or extended-release capsule prototypes. The study is designed to aid in the selection of the optimal nafamostat formulation and dose to combine with PF614 in order to provide oxycodone when a prescribed dose is taken yet attenuate the maximum plasma concentration (Cmax) and the area under the concentration time curve (AUC) of oxycodone when more than the prescribed PF614-MPAR™ dose is taken. Extended-release prototype capsule formulations will be selected from a two-dimensional design space describing formulation variables for release rate and dose.

NAFAMOSTAT

NAF-101 Phase 1 Clinical Trial

We believe nafamostat has the potential to be effective in the treatment of patients with COVID-19 as it is an inhibitor of transmembrane protease Serine 2 (TMPRSS2) the protease responsible for cleaving the spike protein of SARS-CoV-2. While patients with COVID-19 typically present with fever and a respiratory illness, some patients also report gastrointestinal symptoms, such as diarrhea, vomiting, and abdominal pain. Studies have identified a recent strain of COVID-19 virus, SARS-CoV-2 RNA, in stool specimens of infected patients, and its viral receptor angiotensin converting enzyme 2 was found to be highly expressed in gastrointestinal epithelial cells. These suggest that SARS-CoV-2 can actively infect and replicate in the gastrointestinal tract, and oral nafamostat which acts locally in the gut may be able to reduce the ability of the virus to replicate. The purpose of our study was to evaluate the safety of oral nafamostat in healthy volunteers. This was a three-part single ascending dose study (Part 1) examining safety and pharmacokinetics of single doses of 50, 100, and 200 mg nafamostat administered sequentially on three separate days to a single cohort of eight subjects. The multiple ascending dose study (Part 2) administered 100 mg nafamostat twice daily to four healthy subjects and evaluated safety and pharmacokinetic for five days. A second cohort of four subjects received 200 mg nafamostat twice daily for five days and evaluated safety and pharmacokinetic. A final group of six healthy subjects received 200 mg nafamostat the multiple fixed dose study (Part 3) to evaluate the safety and tolerability of oral nafamostat solution administered three times daily.

Pharmacokinetic Analyses

Nafamostat was shown to have limited bioavailability at any dose level evaluated up to 200 mg.

Safety

There were no drug-related adverse events reported for nafamostat delivered at 200 mg three times daily, therefore additional dose levels are currently being examined for safety. We concluded that 200 mg can be delivered three times daily which may provide local effects in the gastrointestinal tract.

Next Steps

We are also planning to evaluate nafamostat in a Phase 2 clinical trial in COVID-19 subjects when delivered as an oral drug product.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We expect to face competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies, and academic and research institutions. Many of these existing and potential competitors have significantly greater financial resources, more people and other resources than we do.

The key competitive factors that are expected to affect the development and commercial success of our product candidates include their respective degree to limit human abuse potential, bioavailability, enhance therapeutic efficacy, and convenience of dosing and distribution. In addition, other factors include their respective safety, cost and tolerability profiles are likely to be important factors. Our lead product candidate, PF614, may also face competition from commercially available generic and branded immediate and extended-release opioid drugs other than oxycodone, including, but not limited to, fentanyl, hydromorphone, and oxymorphone, as well as opioids that may be currently in clinical development.

Obtaining an abuse-deterrent label through the FDA involves a lengthy and complicated process. We believe abuse-deterrent opioids represent a therapeutic option to maximize pain relief in patients for whom opioid analgesia is indicated, while reducing the risks of abuse and diversion. Before approval, the FDA evaluates the results from in vitro manipulation and extraction, pharmacokinetics, and clinical human abuse potential studies to determine whether the accumulated evidence is sufficient to warrant claims of abuse deterrence. Post-marketing studies may also be required to determine whether the marketing of a product with abuse-deterrent properties results in meaningful reductions in abuse, misuse, and related adverse clinical outcomes, including addiction, overdose, and death in the post-approval setting.

There are only four commercially available (in the United States) opioid drugs for chronic pain relief that have an abuse-deterrent label. These drugs are MorphaBond™ ER, marketed by Daiichi Sankyo, OxyContin® ER and Hysingla® ER, both of which are marketed by Purdue Pharma, LP, and Collegium Pharmaceutical, Inc.’s XTampza®ER. Hysingla® ER is a once-a-day hydrocodone extended-release product. Xtampza® ER is a twice daily, extended-release opioid formulation that contains microspheres that combine oxycodone with inactive ingredients to increase the difficulty of tampering. Xtampza®ER has abuse-deterrent properties in the FDA approved product label, and post-marketing data has shown Xtampza®ER abuse, misuse, and diversion and tampering are low relative to other prescription opioid analgesics.

Purdue Pharma LP is expected to have tighter marketing and management controls than it has exhibited in the past which may impact its overall market share. While Oxycontin OP is an abuse-deterrent formula that has impacted the ability to snort or inject, the drug has been documented to be abused through other means.

Several other companies including, but not limited to, Pfizer Inc., Daiichi Sankyo, Teva Pharmaceutical, Inc., Egalet Ltd., KemPharm Inc., Elysium Therapeutics Inc., and Acura Pharmaceutical, have either extended-release or abuse-deterrent products in various stages of development. Other companies offer products indicated for chronic, severe, long-term pain with various delivery technologies, but these products do not have abuse-deterrent claims on their labels.

We do not believe there are other companies developing products that have an overdose mechanism to compete with our MPAR™ technology.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for product candidates and any of our future product candidates, novel discoveries, product development technologies, and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing United States and foreign patents and patent applications related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our proprietary position.

Patents and Patent Applications

We own numerous patents and applications in the United States and significant commercial markets, such as Europe, China, and Japan, relating to our product candidates currently in development, as well as other product candidates that may be developed in the future. These patents, and patents that may issue from pending patent applications, are projected to expire between 2028 and 2041, subject to any patent term adjustment or extension that might be available in a particular jurisdiction. A table of the key patent families and their projected expiry dates is presented below.

	Jurisdiction of Filings	Earliest Projected Expiry Date
TAAP and MPAR™ Patents and Applications for Opioids
Compositions Comprising Enzyme-Cleavable Ketone-Modified Opioid Prodrugs and Optional Inhibitors Thereof	U.S., Australia, Brazil, Canada, China, Europe*, Hong Kong, Israel, India, Japan, Mexico, Russia	2030
Compositions Comprising Enzyme-Cleavable Opioid Prodrugs and Inhibitors Thereof	U.S.	2030
Compositions Comprising Enzyme-Cleavable Oxycodone Prodrugs	U.S., Australia, Brazil, Canada, China, Europe*, Hong Kong, Israel, India, Japan, Russia	2032
Enzyme-Cleavable Methadone Prodrugs and Methods of Use Thereof	U.S.	2042
Compositions Comprising Enzyme-Cleavable Prodrugs and Controlled Release Nafamostat and Methods of Use Thereof	U.S.	2042
Active Agent Prodrugs with Heterocyclic Linkers	U.S., Australia, Brazil, Canada, China, Europe*, Hong Kong, Israel, India, Japan, Russia	2032
Nafamostat Patents and Applications
Methods of Treating coronavirus infections and COVID-19	Patent Cooperation Treaty member countries	2041
Oral formulations of Nafamostat	U.S.	2042
Methods of Treating Respiratory Diseases with mucostasis	Germany, France, Italy, United Kingdom	2028
TAAP and MPAR™ Patents and Applications for Amphetamines
Compositions Comprising Enzyme-Cleavable Amphetamine Prodrugs and Inhibitors Thereof	U.S., Europe*	2031
Compositions Comprising Enzyme-Cleavable Amphetamine Prodrugs and Inhibitors Thereof	U.S., Europe*	2040

*“Europe” refers to patent applications filed in, and patents issued by, the European Patent Office (“EPO”), which can provide the basis for rights in multiple countries that are members of the European Patent Convention.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire, and extension of term may not be available. We also cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our product candidates.

The enforceable term of an individual patent varies depending on the date of filing of the patent application, the date of patent issuance, and the statutory term of patents in the countries in which they are obtained. Generally, in the United States, patents are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the United States Patent and Trademark Office (“USPTO”) in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years, the total patent term including the restoration period must not exceed fourteen years following FDA approval, and the scope of patent coverage is limited to the scope of the FDA approved product. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our products or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, please see “Risk Factors—Risks Related to Our Intellectual Property.”

TAAP and MPAR™ Patents and Applications for Opioids

Following our merger with Signature, we became the owner of patent families that include several granted U.S. patents, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan, and Russia, relating to chemically modified opioids, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety and pharmaceutical compositions containing these modified opioids, pharmaceutical compositions containing these modified opioids and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain. Three of these patent families are variously directed to ketone containing opioids and cover PF614 and PF614-MPAR™ and certain methadone TAAP product candidates that are still in the discovery phase. These three families contain issued patents in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan, and Russia and expire between 2030 and 2032, subject to any applicable patent term extension that might be available in a jurisdiction. We also own a patent family with pending applications filed in the U.S., Taiwan and under the Patent Cooperation Treaty, which applications include coverage for oral formulations of PF614-MPAR™, which if pursued and issued would expire in 2042, subject to any potential patent term adjustment or extension that may be available in a jurisdiction. We also own one patent family that includes granted patents in the United States, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, the EPO, India, Japan, and Russia, relating to chemically modified ketone-containing agents, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing these modified ketone-containing agents, pharmaceutical compositions containing these modified ketone-containing agents and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain, would cover certain methadone TAAP product candidates that are still in discovery phase and have an earliest expiration date in 2030. While we own these patent families, we have not updated records in the various patent offices to reflect our ownership of these patent families. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. Furthermore, as noted above, we have not obtained assignments for certain patent applications relating to abuse-resistant amphetamines.

We believe that one patent covering PF614 will be eligible for up to five years of patent term extension in the United States and intend to pursue such extension. In addition to patent exclusivity until at least 2032, under the provisions of the Hatch-Waxman Act, upon any approval in the United States, we believe that PF614 will be eligible for five-year New Chemical Entity, or NCE, regulatory exclusivity, during which time no 505(b)(2) New Drug Application, or NDA, or Abbreviated New Drug Application, or ANDA, can be approved that contains the same active moiety as the chemical entity in the PF614 NDA. In addition, if an ANDA or 505(b)(2) applicant were to file its application referencing the NDA for PF614 before expiration of our formulation patent and the applicant asserted that the patent is invalid or would not be infringed, it may be subject to additional waiting periods prior to the FDA’s approval (including a statutory thirty-month stay, starting at the end of the five-year NCE regulatory exclusivity period, if we sue for infringement, or a shorter period if the patent expires of there are certain settlements or judicial decisions in the patent litigation) and may ultimately be required to wait until the natural expiration of our compositions patents if the patents are found to be valid and infringed by the challenging applicant. For more information please see “—Patents and Patent Applications.”

Nafamostat Patents Applications

We own one pending Patent Cooperation Treaty, or PCT, application directed to the use of orally administered nafamostat for the treatment of infections caused by coronaviruses, including COVID-19, and a pending PCT, U.S. and Taiwan application directed to oral formulations of nafamostat. We intend to pursue these applications in the United States and other significant commercial markets and any patents that may be issued would expire in 2041 and 2042, respectively, subject to any applicable patent term adjustment or extension in a particular jurisdiction. Additionally, we acquired one European patent from Mucokinetica that is directed to the use of certain compounds, including nafamostat, for the manufacture of a medicament for the treatment of respiratory diseases with mucostasis or poor mucus clearance. This patent was validated in Germany, France, Italy, and the United Kingdom and expires in 2028, subject to any applicable patent term extension that might be available in Europe Union or United Kingdom. While we own this patent family, we have not updated the records in the various patent offices to reflect our ownership of this patent family. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. Currently, we do not have any issued patent or pending application directed to methods of treating infections caused by coronaviruses, including COVID-19, with inhaled nafamostat. In addition to patent exclusivity, under the provisions of the Hatch-Waxman Act, upon any approval in the United States, we believe that nafamostat will be eligible for five-year NCE regulatory exclusivity, during which time no 505(b)(2) NDA or ANDA can be approved that contains the same active moiety as the chemical entity in the nafamostat NDA. In addition, if an ANDA or 505(b)(2) applicant were to file its application referencing the NDA for nafamostat before expiration of our use patent and the applicant asserted that the patent is invalid or would not be infringed, it may be subject to additional waiting periods prior to the FDA’s approval (including a statutory thirty-month stay, starting at the end of the five-year NCE regulatory exclusivity period, if we sue for infringement, or a shorter period if the patent expires of there are certain settlements or judicial decisions in the patent litigation) and may ultimately be required to wait until the natural expiration of our compositions patents if the patents are found to be valid and infringed by the challenging applicant. For more information, please see “—Patent and Patent Applications.”

TAAP and MPAR™ Patents and Applications for Amphetamines

Following the merger with Signature, we became the owner of one patent family that includes issued patents in the United States and numerous European foreign jurisdictions (through the EPO), and a pending application in the United States, relating to chemically modified amphetamines covalently linked to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing the modified amphetamines, pharmaceutical compositions containing the modified amphetamines and a gastrointestinal enzyme inhibitor and methods of using the same to treat a subject. While we own this patent family, we have not updated the records in the various patent offices to reflect our ownership of this patent family. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. In addition, we own one patent family with pending applications in the United States and the EPO directed to pharmaceutical compositions containing chemically modified amphetamines covalently linked to a gastrointestinal enzyme-cleavable moiety and a trypsin inhibitor and methods of using the same to treat a subject. We have not obtained assignments from all of the inventors of this patent family to date, which could negatively impact our ability to pursue or enforce this application. If issued, these patent applications would expire between 2031 and 2040, subject to any applicable patent term adjustment or extension that might be available in a jurisdiction.

Trademarks and Trade Secrets

We intend to pursue trademark registrations in the United States and other significant commercial markets for our product candidates as they progress through clinical development.

Furthermore, we rely upon trade secrets, know-how, continuing technological innovation, and potential in-licensing opportunities to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees, and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with an employee or a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Manufacturing and Supply

Our drug substance and drug products are manufactured by contract manufacturing organizations. We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. Any manufacturing problem or the loss of a contract manufacturer could be disruptive to our operations and result in lost sales. See “Risk Factors” for more information. Although we intend to rely on third-party contract manufacturers to produce our product candidates, we have personnel with experience managing the third-party contract manufacturers who are expected to produce our product candidates and other product candidates or products that we may develop in the future.

Our lead product candidate, PF614, is small molecule opioid prodrug. As such, it is a controlled substance, regulated by the Drug Enforcement Administration (“DEA”) and state-controlled substance authorities. Our third-party manufacturers will be required to be registered with DEA and will be responsible for obtaining adequate quota to manufacture and otherwise handle controlled substances.

We currently engage third parties to provide clinical supplies of PF614 and nafamostat. We also currently engage a third-party manufacturer to provide drug product manufacture of PF614, PF614-MPAR™, and nafamostat. We currently have sufficient supplies of PF614 and nafamostat on hand for our current clinical trial needs. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability, and quality. See “Risk Factors” for more information.

Recro Manufacturing Agreement

Pursuant to the Recro Agreement, we engaged Recro to manufacture PF614 and other clinical trial materials under cGMP conditions and provide stability studies with respect to our PF614 clinical trials. Pursuant to the agreement, Recro will create placebo capsules, PF614 powder-filled capsules and provide us with master batch records and a GMP manufacturing report upon completion of manufacturing and analytical activities. Under the Recro Agreement, Recro also generated stability data according to ICH program for two formulations to provide stability data for shelf-life assessment with respect to our Phase II clinical trial. We have agreed to pay Recro $173,000 and pass-through costs, estimated at $14,000 at the time of the agreement, for the manufacturing and services provided under the Recro Agreement. The term of the Recro Agreement began on September 19, 2019 and continues until the completion of the manufacturing and services described in therein. However, we paused the Recro Agreement in early 2020 in connection with the timing of our PF614 clinical studies and resumed in the first quarter of 2021. We expect to enter into additional related agreements with Recro. In the event that Recro is unable to perform the services promised under the Recro Agreement, we may be subject to unforeseen costs and delays with respect to our clinical trials and be unable to replace the Recro Agreement on terms as favorable to us. See “Risk Factors—We expect to be completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to maintain a compliance status acceptable to the FDA or comparable foreign regulatory authorities, fail to provide to us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices” for more information.

Government Grants

We received funding under federal grant award programs funded by governmental agencies, such as the NIH and NIDA. Specifically, for fiscal year 2021, we received funding revenue of approximately $3.5 million in federal grants, approximately $2.6 million from the NIH related to the Phase 1 clinical trial for PF614 MPAR™ and approximately $0.9 million from NIDA under our five-year award to undertake the preclinical development of our opioid use disorder- MPARTM technology. We may apply for additional grant funding from these or similar governmental agencies in the future. See “Risks Related to Our Business, Financial Condition and Capital Requirements” for additional information.

Convertible Promissory Notes

On September 24, 2021, we entered into a Securities Purchase Agreement (the “SPA”) for an aggregate financing of $15.0 million with institutional investors. A first closing under the SPA occurred on September 24, 2021, and a second closing under the SPA occurred on November 5, 2021. At the first closing, we issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million and (ii) warrants to purchase 361,158 shares of the Company’s common stock in the aggregate at an exercise price of $7.63 per share. At the second closing, the Company issued to the institutional investors referenced above, (i) senior secured convertible promissory notes in the aggregate principal amount of $10.6 million for an aggregate purchase price of $10 million and (ii) warrants to purchase 722,317 shares of the Company’s common stock in the aggregate at an exercise price of $7.63 per share.

GEM Facility

Pursuant to the GEM Agreement, we are entitled to draw down up to $60.0 million of gross proceeds from GEM Global in exchange for shares of our common stock, subject to meeting the terms and conditions of the GEM Agreement. This share subscription facility is available for a period of 36 months from the closing date of the Merger. A draw down is subject to limitations on the amount that is drawn under the facility and must comply with certain conditions precedent including the listing of our shares on a principal market (which includes Nasdaq), having the necessary number of shares that are issuable pursuant to the draw down registered under an effective registration statement, and other notice and timing requirements. Upon our valid exercise of a draw down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global is required to pay, in cash, a per-share amount equal to 90% of the average closing bid price of the shares of our common stock recorded by Nasdaq during the 30 consecutive trading days commencing on the first trading day that is designated on the draw down notice. In no event may our draw down requests exceed 400% (“Draw Down Limit”) of the average daily trading volume for the 30 trading days immediately preceding the date we deliver the draw down notice. The SPA limits our ability to execute certain debt and equity financings, including our existing $60.0 million share subscription facility, while the 2021 Notes remain outstanding. See, “Liquidity and Capital Resources” for a detailed description of the GEM Facility.

Government Regulation

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, and those pharmaceutical products that are controlled substance are also subject to extensive regulation by the DEA. The FDC Act, the CSA, and other federal, state, and local statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, prescribing, dispensing, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Pharmaceutical products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, revocation of licensing authority, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

The FDA Drug Approval Process

FDA approval is required before any new drug can be marketed. A new drug is one not generally recognized, by experts qualified by scientific training and experience, as safe and effective for its intended use. The process of drug development is complex and lengthy. The activities undertaken before a new pharmaceutical product may be marketed in the United States generally include, but are not limited to, preclinical studies; submission to the FDA of an IND, which must become active before human clinical trials may commence; adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; submission to the FDA of an NDA; filing of the NDA by FDA; satisfactory completion of an FDA pre-approval inspection of the clinical trial sites and manufacturing facility or facilities at which both the active ingredients and finished drug product are produced to assess compliance with, among other things, patient informed consent requirements, the clinical trial protocols, current Good Clinical Practices, or GCP, and GMPs; and FDA review and approval of the NDA prior to any commercial sale and distribution of the product in the United States.

Preclinical studies include laboratory evaluation of product chemistry and formulation, and in some cases, animal studies and other studies to preliminarily assess the potential safety and efficacy of the product candidate. The results of preclinical studies together with manufacturing information, analytical data, and detailed information including protocols for proposed human clinical trials are then submitted to the FDA as a part of an IND. An IND must become effective, and approval must be obtained from an Institutional Review Board (“IRB”) prior to the commencement of human clinical trials. The IND becomes effective 30 days following its receipt by the FDA unless the FDA objects to, or otherwise raises concerns or questions and imposes a clinical hold. We, the FDA, or the IRB may suspend or terminate a clinical trial at any time after it has commenced due to safety or efficacy concerns or for commercial reasons. In the event the FDA imposes a clinical hold, the IND sponsor must address any outstanding FDA concerns or questions to the satisfaction of the FDA before clinical trials can proceed or resume.

Human clinical trials are typically conducted in three sequential phases that may sometimes overlap or be combined:

In Phase 1, the initial introduction of the drug into patients, the product is tested to assess safety, dosage tolerance, metabolism, pharmacokinetics, pharmacological actions, side effects associated with drug exposure, and to obtain early evidence of a treatment effect if possible. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, determine optimal dose and regimen, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to obtain additional information about clinical effects and confirm efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the product. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the safety and efficacy of the drug. In rare instances, a single Phase 3 trial may be sufficient when either (1) the trial is a large, multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible or (2) the single trial is supported by other confirmatory evidence.

In addition, the manufacturer of an investigational drug in a Phase 2 or Phase 3 clinical trial for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for expanded access to such investigational drug.

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $3.1 million. Under an approved NDA, the applicant is also subject to an annual program fee, currently approximately $370,000. These fees typically increase annually. Under limited circumstances, an applicant may be exempt from or seek a waiver of the application fee requirement.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the FDA’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of NDAs. For a standard review, the goal for review of a new molecular entity (“NME”) is ten months from the date the FDA files the NDA, while the goal for review of a non-NME is ten months from the date of receipt of the NDA. For an NDA that has received a priority review designation from the FDA, the goal for review of an NME is six months from the date the FDA files the NDA, while the goal for review of a non-NME is six months from the date of receipt of the NDA. An NDA can receive a priority review designation when the FDA determines the drug has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the NDA submission.

The FDA may also refer applications for novel drug products, as well as drug products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians, and other experts—for review, evaluation, and a recommendation as to whether the NDA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows these recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory, and the NDA contains data that provide substantial evidence that the drug is safe and effective in the claimed indication.

After the FDA evaluates the NDA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the NDA submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing and distribution of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a products safe use (“ETASU”). An ETASU REMS can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing. Changes to some of the conditions established in an approved NDA, including changes in indications, product labeling, manufacturing processes, or facilities, require submission and FDA approval of a new NDA, or supplement to an approved NDA, before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing original NDAs.

Section 505(b)(2) NDAs

An alternative to the NDA pathway described above is an NDA submitted under Section 505(b)(2) of the FDC Act, which enables the applicant to rely, in part, on the FDA’s prior findings in approving a similar product or published literature in support of its application. Section 505(b)(2) NDAs often provide an alternate path to FDA approval for modified formulations, new routes of administration, or new uses of previously approved products. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the Section 505(b)(2) applicant can establish that reliance on the FDA’s prior findings of safety or effectiveness is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Fast Track Designation and Priority Review

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. Any product submitted to FDA for marketing, including under a fast-track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information on the website www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of a clinical trial are then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial. Competitors may use this publicly available information to gain knowledge regarding the progress of clinical development programs as well as clinical trial design.

The Hatch-Waxman Amendments

Under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, a portion of a product’s U.S. patent term that was lost during clinical development and regulatory review by the FDA may be restored. The Hatch-Waxman Amendments also provide a process for listing patents pertaining to approved products in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the “Orange Book”) and for a competitor seeking approval of an application that references a product with listed patents to make certifications pertaining to such patents. In addition, the Hatch-Waxman Amendments provide for a statutory protection, known as non-patent exclusivity, against the FDA’s acceptance or approval of certain competitor applications.

Patent Term Extension

Patent Term Extension (“PTE”) in the United States can compensate for lost patent grant time during product development and the regulatory review process for a patent that covers a new product or its use. This PTE period is generally one-half the time between the effective date of an IND (falling after issuance of the patent) and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application, provided the sponsor acted with diligence. PTEs that can be obtained are for up to five years beyond the expiration of the patent or fourteen years from the date of product approval, whichever is earlier. Only one patent applicable to an approved drug may be extended and the extension must be applied for prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a nonprovisional patent application related to the patent. A U.S. patent also may be accorded patent term adjustment, or PTA, under certain circumstances to compensate for delays in obtaining the patent from the USPTO. In some instances, such a PTA may result in a U.S. patent term extending beyond 20 years from the earliest date of filing a non-provisional patent application related to the U.S. patent. In addition, in the United States, the term of a U.S. patent that covers an FDA-approved drug may also be eligible for a patent term extension, or PTE, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a PTE of up to five years beyond the expiration of the patent. The length of the PTE is related to the length of time the drug is under regulatory review. PTE cannot extend the remaining term of a patent beyond a total of fourteen years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and certain other jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for PTEs on patents covering products eligible for PTE. We plan to seek PTEs for any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

We also believe that (1) PF614 and nafamostat will be eligible for a five-year NCE regulatory exclusivity, and (2) PF614-MPAR™ will be eligible for a three-year clinical investigation, or CI, regulatory exclusivity, under the Hatch-Waxman Act, during which time no ANDA can be approved.

Under the Hatch-Waxman Act, patents covering the product such as patents claiming the approved composition of matter, approved methods of use, approved formulations, and approved dosing and administration shall be listed in the Orange Book, which identifies drug products approved by FDA under the FDC Act. Applicable regulatory exclusivities, such as the five-year NCE exclusivity and the three-year CI exclusivity, are also listed in the Orange Book. If an ANDA or 505(b)(2) applicant were to file its application before expiration of all patents listed in the Orange Book, it must certify whether it will either honor or challenge all the patents listed in the Orange Book. If an Orange Book listed patent is challenged and we sue the ANDA or 505(b)(2) applicant for infringement, a statutory 30-month stay of approval, started at the end of the NCE exclusivity period, will be put in place that will prohibit the FDA from finally approving the ANDA or 505(b)(2) application until the 30-months have expired or after a court has held in favor of the ANDA or 505(b)(2) applicant. The 30-month stay begins at the end of the five-year NCE exclusivity period. If the Orange Book listed patent(s) is ultimately held valid and infringed, the ANDA or 505(b)(2) applicant will not be finally approved until the Orange Book listed patent(s) expires. If a pediatric study is requested by the FDA in a Pediatric Written Request, or PWR, and we complete the pediatric study according to the terms of the PWR, all unexpired Orange Book listed exclusivities (patent or regulatory) will be extended by six months.

Similar provisions are available in Europe, Japan, and certain other jurisdictions to extend the exclusivity of a patent that covers an approved drug. In Europe, we believe PF614 and nafamostat will be eligible for 10 years of regulatory exclusivity from European Marketing Application, or EMA, approval. In Japan, we believe PF614 will be eligible for eight years of regulatory exclusivity from a Japanese new drug application, or J-NDA, approval.

Orange Book Listing

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product. Upon approval of a drug, each of the patents identified in the application for the drug are then published in the FDA’s Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a Section VIII statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been filed with and accepted by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.

An applicant submitting an NDA under Section 505(b)(2) of the FDC Act, which permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference, is required to certify to the FDA regarding any patents listed in the Orange Book for the approved product it references to the same extent that an ANDA applicant would.

Market Exclusivity

Market exclusivity provisions under the FDC Act also can delay the submission or the approval of certain applications. The FDC Act provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity (“NCE”). A drug is entitled to NCE exclusivity if it contains a drug substance with no active moiety of which has been previously approved by the FDA. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a Paragraph IV certification. For a drug that has been previously approved by the FDA, the FDC Act also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the new conditions of use and does not prohibit the FDA from approving ANDAs for drugs for the original conditions of use, such as the originally approved indication. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the non-clinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA. This regulation includes, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, who may or may not grant approval or may include in a lengthy review process.

Prescription drug advertising is subject to federal, state, and foreign regulations. In the United States, the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDC Act. In addition, Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act or the DSCSA, has imposed new “track and trace” requirements on the distribution of prescription drug products by manufacturers, distributors, and other entities in the drug supply chain. These requirements are being phased in over a ten-year period. Unless the products were packaged prior to November 27, 2018, the DSCSA requires product identifiers (i.e., serialization) on prescription drug products in order to establish an electronic interoperable prescription product system to identify and trace certain prescription drugs distributed in the United States. The DSCSA replaced the prior drug “pedigree” requirements under the PDMA and preempts existing state drug pedigree laws and regulations. The DSCSA also establishes requirements for the licensing of wholesale distributors and third-party logistic providers. These licensing requirements preempt states from imposing licensing requirements that are inconsistent with, less stringent than, directly related to, or otherwise encompassed by standards established by FDA pursuant to the DSCSA. Until FDA promulgates regulations to address the DSCSA’s new national licensing standard, current state licensing requirements typically remain in effect.

In the United States, once a product is approved, its manufacture is subject to comprehensive and continuing regulation by the FDA. The FDA regulations require that products be manufactured in specific facilities and in accordance with cGMP. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. These regulations also impose certain organizational, procedural, and documentation requirements with respect to manufacturing and quality assurance activities. NDA holders using contract manufacturers, laboratories, or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. These firms and, where applicable, their suppliers are subject to inspections by the FDA at any time, and the discovery of violative conditions, including failure to conform to cGMP, could result in enforcement actions that interrupt the operation of any such product or may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market.

The CSA and DEA Regulation

Our products are regulated as “controlled substances” as defined under the CSA and regulations promulgated by DEA. The law and regulations establish registration, security, recordkeeping, reporting, storage, distribution, importation, exportation, and other requirements administered by DEA.

Controlled substances are classified into five schedules: Schedule I, II, III, IV, or V, depending on the abuse potential. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV, or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.

PF614 will be classified as a Schedule II controlled substance under the CSA and regulations because it contains oxycodone which is already regulated as a Schedule II controlled substance. Consequently, the manufacturing, shipping, storing, selling, prescribing, and dispensing of our products is subject to a high degree of regulation. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping, and reporting. Facilities must maintain complete and accurate inventories and records of all controlled substances received, manufactured, stored, and distributed. These facilities must comply with strict security requirements to prevent diversion of drugs in their possession. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, presented to a pharmacist and, generally limited to a 30-day supply, and may not be refilled, that is, a new prescription is required.

Annual registration is required for any facility that manufactures, distributes, imports, or exports any controlled substance. Also, practitioners and pharmacies are required to register every three years. The registration is specific to the particular location, activity, and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances the facility is authorized to handle. Our contract manufacturers must be registered with DEA.

In addition, the CSA establishes an annual quota system that limits the manufacturing of API and dosage forms in the United States of Schedule I and II controlled substances. First, the DEA establishes an annual aggregate quota for how much active opioid ingredients, such as oxycodone and tapentadol, may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate amount of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, which must submit applications annually to the DEA for individual production quotas. Also, dosage form manufacturers must also request a procurement quota to acquire opioid API to manufacture dosage forms for distribution. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including oxycodone base for use in manufacturing PF614. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year. DEA has substantial discretion in whether or not to make such adjustments. Our contract manufacturers must apply for and obtain the necessary quotas on an annual basis.

In November 2017, the DEA reduced the amount of almost every Schedule II opiate and opioid medication that may be manufactured in the United States in calendar year 2018 by 20%. In October 2018, the SUPPORT Act was enacted, which included amendments to the CSA to require that appropriate quota reductions be made after estimating potential for diversion. DEA announced that the estimate is based on rates of overdose deaths and abuse, the overall public health impact related to specific controlled substances and may include other factors as appropriate. For 2019, the DEA proposed decreased manufacturing quotas for the six most frequently misused opioids, including oxycodone, by an average of 10% as compared to the 2018 quotas. In October 2019, consistent with the SUPPORT Act, DEA proposed additional regulations to amend the manner in which the agency grants quotas to manufacturers. The proposed regulations will establish use-specific quotas, including commercial sales, product development, transfer, replacement, and packaging. To decrease the risk of diversion and increase accountability, inventory allowances will be reduced, and procurement quota certifications will be required. The DEA proposed further decreasing manufacturing quotas in 2020 for five of the six opioids (fentanyl, hydrocodone, hydromorphone, oxycodone, and oxymorphone), by an average of 28%. For 2021, the DEA decreased the aggregate quota for oxycodone by about 13% and for hydrocodone by about 10% from the final established 2020 quotas. Because PF614 is regulated as a Schedule II controlled substance, it is subject to the DEA’s aggregate, individual production, and procurement quota scheme.

Ordering and distribution of any Schedule I or II controlled substance are also subject to special ordering requirements under either the electronic Controlled Substance Ordering System (“CSOS”) or use of DEA Form 222s. Information regarding specific transactions are reported to DEA, and cumulative reports of such transactions are required monthly/quarterly.

The DEA also requires drug manufacturers to design and implement a system that identifies and reports suspicious orders of controlled substances. Such orders include those of unusual size, those that deviate substantially from a normal pattern, and those of unusual frequency. Manufacturers must refuse to complete any sale and report to DEA any orders for which it is unable to resolve any potential “red flags.” A compliant suspicious order monitoring system includes well-defined due diligence, “know your customer” process as well as systems to identify and monitor ordering and sales of controlled substances.

To enforce these requirements, the DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance with applicable requirements, especially security and recordkeeping and as manifested in loss or diversion or inability to account for all controlled substances, can result in administrative, civil, or criminal enforcement action that could have a material adverse effect on our business, results of operations, and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate administrative proceedings to revoke those registrations. The DEA may also reduce or deny quota to manufacturing facilities based on non-compliance with these requirements. In certain circumstances, violations could result in criminal proceedings.

Individual states also independently regulate controlled substances.

Legislative and Regulatory Initiatives for Opioids

In response to widespread prescription opioid abuse, the United States government and a number of state legislatures have enacted legislation and regulations intended to fight the opioid epidemic. The number and scope of legislative and regulatory actions, particularly in the last three years, emphasize the severity of the opioid epidemic and its impact on our society. The FDA has stated that addressing prescription drug abuse is a priority and has reaffirmed that the development of abuse-deterrent opioids is a key part of that strategy.

Recent actions to address the opioid abuse epidemic include:

●	FDA guidance: In April 2015, the FDA adopted final guidance regarding studies and clinical trials that should be conducted to demonstrate that a given formulation has abuse-deterrent properties, how those studies and clinical trials will be evaluated, and what product labeling claims may be approved based on the results of those studies and clinical trials. The guidance describes four categories of abuse-deterrence studies and clinical trials: Categories 1, 2, and 3 consist of pre-marketing studies and clinical trials designed to evaluate a product candidate’s potentially abuse-deterrent properties under controlled conditions, while Category 4, post-marketing clinical trials and studies, assesses the real-world impact of abuse-deterrent formulations. The final guidance also provides examples of product label claims that may be made based on the results of the corresponding studies and clinical trials.

●	FDA Opioids Action Plan: In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The FDA’s plan is part of a broader initiative led by the U.S. Department of Health and Human Services (“HHS”), to address opioid-related overdose, death, and dependence.

●	CDC Prescribing Guidelines: In March 2016, the CDC released a new Guideline for Prescribing Opioids for Chronic Pain intended to assist primary care providers treating adults for chronic pain in outpatient settings. The guideline provides recommendations to improve communications between doctors and patients about the risks and benefits of opioid therapy for chronic pain, improve the safety and effectiveness of pain treatment, and reduce the risks associated with long-term opioid therapy.

●	Enhanced Warnings and Safety Labeling: In March 2016, the FDA announced required enhanced warnings for immediate-release opioid pain medications related to risks of misuse, abuse, addiction, overdose, and death. Subsequently, there have been several class-wide labeling changes, including the addition of boxed warnings relating to serious risks of using certain opioids medications along with benzodiazepines and other central nervous system depressants, including alcohol (Decembers 2016); and additional information relating to the new class-wide REMS (Septembers 2018).

●	Enactment of the Comprehensive Addiction and Recovery Act (“CARA”): In 2016, the CARA was enacted to address the national epidemics of prescription opioid abuse and heroin use. Consistent with the initiatives of HHS, this legislation sought to, among other things, expand the availability of naloxone for law enforcement and other first responders; form an interagency task force to develop best practices for pain management with opioid medications; and provide resources to improve state monitoring of controlled substances, including opioids. In 2018, CARA 2.0 was introduced as follow-up legislation to limit initial prescriptions for opioids to 3 days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care.

●	Enactment of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”): In November 2018, the SUPPORT Act was enacted as a comprehensive legislative response to the continuing opioid epidemic. It includes a number of measures directed towards regulation and improvement of treatment for substance use-disorder and increased coverage by CMS of medically assisted treatment options. In addition, the SUPPORT Act requires HHS to report to Congress on existing barriers to access to abuse-deterrent opioid formulations by Medicare Part C and D beneficiaries. It also includes a number of requirements directed at reducing the potential for oversupply of opioids to reduce the potential for misuse and diversion.

Human Capital Resources

As of December 31, 2021, we had six full-time employees and six consultants. Of these, five have a Ph.D. and two have an M.B.A. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. We intend to add additional full-time employees along with additional clinical support staff in 2022, and to expand our commercial sales force beginning 2023.

In July 2021 Ensysce appointed David J. Kovacs to a new position of VP Public Policy and David Tanzer to a new position of VP Strategic Development. Mr. Kovacs has extensive experience shaping policy and setting strategy for disruptive companies in pharmaceutical and technology sectors. He has served in various roles for public companies, including Vinco Ventures (NASDAQ: BBIG) and AudioEye, Inc. (NASDAQ: AEYE). Previously, Mr. Kovacs held senior roles in private equity and investment banking, including at Blackstone Group, Citigroup, and the Hinduja Group. Mr. Tanzer is an accomplished business executive specializing in helping companies with innovative intellectual property and technology maximize their potential. He has 25 years of diverse experience in the healthcare and media sectors, including as CEO or President of eight companies, service on nine company boards, and working at private equity firms, including Lee Equity Partners and Elevation Partners. Mr. Tanzer previously was President of PDR Network, publisher of the Physicians’ Desk Reference, the authoritative source of drug safety information for prescribers.

Dr. Linda Pestano joined Ensysce in October 2021, as Chief Development Officer. Dr. Pestano has worked throughout her career to guide the development of novel therapeutics to improve patient outcomes and quality of life. Dr. Pestano received her PhD from Tuffs University and undertook a Post-Doctoral Fellowship with Dana Farber Cancer Institute at the Harvard Medical School in Boston. She has been instrumental in guiding new therapies, including small molecules, nucleic acids, and biologicals through development into clinical trials. Dr. Pestano’s expertise spans lead development, pre-clinical and translational studies, and interacting with multiple regulatory agencies. Dr. Pestano joins Ensysce with 20 years of experience developing vaccines, drugs and novel biologics for a diverse range of indications.

Identification of Our Executive Officers

The Company’s Executive Officers and their age and position are below.

Name	Age*	Officer Since	Position

Dr. Lynn Kirkpatrick, Ph.D	65	2009	President, Chief Executive Officer and Class III Director
Geoffrey Birkett	59	2018	Chief Commercial Officer
David Humphrey, CPA	53	2021	Chief Financial Officer, Secretary and Treasurer
Dr. Jeffrey Millard, Ph.D.	46	2019	Chief Operating Officer
Dr. Linda Pestano, Ph.D.	53	2021	Chief Development Officer
Dr. William Schmidt, Ph.D.	70	2016	Chief Medical Officer
Richard Wright, MBA	49	2016	Chief Business Officer

*Ages presented as of December 31, 2021

Dr. Lynn Kirkpatrick, Ph.D. has served as our Chief Executive Officer since January 2009. Dr. Kirkpatrick has spent over 30 years in drug discovery and development, has initiated the clinical development of four novel drug candidates and now strives to bring highly novel and safe pain therapies to commercialization. She received a Doctor of Philosophy (“Ph.D.”) degree in Medicinal and Biomedicinal Chemistry at the University of Saskatchewan, completed a Post-Doctoral Fellowship at the Yale University School of Medicine, and became a tenured full professor in the Department of Chemistry at the University of Regina. She co-founded ProlX Pharmaceuticals, Corp. (“ProlX”) an oncology discovery company, becoming Chief Executive Officer and successfully bringing three small molecules from discovery into clinical development, two of these her own discoveries from academia. ProlX was acquired by Biomira Inc., and Dr. Kirkpatrick became the Chief Scientific Officer of the merged company to focus on the development of oncology products and vaccines. In 2009, she co-founded PHusis Therapeutics, developing targeted small molecule precision medicines for oncology. At the same time, she became our Chief Executive Officer. Dr. Kirkpatrick has published extensively in the area of targeted drug discovery, abuse deterrent pain products and holds numerous patents for novel drugs and modalities. We believe Dr. Kirkpatrick is qualified to serve on our Board because of her extensive executive experience in our industry and her service as our Chief Executive Officer.

Geoffrey Birkett has served as our Chief Commercial Officer since October 2018. He has over 30 years of experience in the Pharmaceutical and Biotechnology area. He started his career as a biochemist at the Royal Victoria Infirmary in Newcastle-upon-Tyne, England. He then moved into the pharmaceutical industry, where he focused on pain/addiction and neuroscience throughout his career. He has developed and launched several groundbreaking therapies, including Nicorette (POM) and (OTC), Lexapro and several other psychiatry agents with Lundbeck. Mr. Birkett assisted on the launch of Prozac and Humatrope (human growth hormone) with Eli Lilly. He assisted in moving Seroquel from Phase 2 to global market leader with multi-billion dollar sales and he also participated in the launch of Zomig for migraines, which became a European market leader. He worked for most of his pharmaceutical career at AstraZeneca plc in both the United Kingdom and the United States, where he held many roles including overseeing the global oncology division. When the AstraZeneca merger took place, Mr. Birkett ran the merger process outside the United States across all markets, and ran a corporate change program to streamline research and development involving 67,000 staff. Since leaving AstraZeneca, Mr. Birkett has held multiple roles in biotech companies as senior officer or as a consultant. He is co-founder of a novel drug delivery company and has consulted for IPSOS, a large global research and consulting firm. He also served as president for North America/Canada of INDIVIOR, a large company producing addiction treatment drugs. Mr. Birkett joined us in 2018 and is focused on building a world class commercial team. Mr. Birkett attended Henley Business College in London and INSEAD Business School in France where he studied general management and a global leadership.

David Humphrey, CPA has served as our Chief Financial Officer since February 2021. Prior to joining the Company, Mr. Humphrey was most recently Chief Financial Officer of Senomyx, Inc. (“Senomyx”), a publicly held biotechnology company focused on taste science. In his previous employment, he guided public company financial reporting, including Forms 10-K, 10-Q, 8-K, S-3, S-8, proxy statements and SOX internal controls compliance, and acted as primary liaison with the audit committee and external auditors. Mr. Humphrey advised Senomyx’s board of directors, as part of core executive management team, in a $75 million acquisition by Firmenich SA, a private Swiss multinational flavor and fragrance company. Previously, he held finance and accounting leadership positions and consulted at numerous life sciences companies, including ActivX Biosciences, Aurora Biosciences and Gensia. Mr. Humphrey started his career as an accountant at Price Waterhouse. He holds a Bachelor of Science with Honors in Accountancy from the University of Illinois at Urbana-Champaign and is a Certified Public Accountant in California.

Dr. Jeffrey Millard, Ph.D. has served as our Chief Operating Officer since January 2019. Dr. Millard has both academic and industrial experience in chemistry and pharmaceutical sciences covering all aspects of chemistry, manufacturing, and controls, or CMC. He has been involved in both start-up biotech as well as small and mid-sized public biopharmaceutical companies. Dr. Millard has been directly responsible for research and development activities and writing of more than seven IND submissions and Investigational Medicinal Product Dossiers, or IMPDs. He has directed the CMC efforts from discovery and in-licensing through commercial launch activities. His experience covers the application programming interface, or API, lifecycle (from synthetic route scouting, process chemistry, analytical chemistry development and validation, cGMP production and release of API, to QbD and process validation), and drug product development through manufacture. Dr. Millard received a Bachelor of Arts from Rice University and a Ph.D. in Pharmaceutical Sciences from the University of Arizona.

Dr. Linda Pestano, Ph.D. see “Human Capital Resources” for Dr. Pestano’s biographical information.

Dr. William K. Schmidt, Ph.D., has served as our Chief Medical Officer since January 2016. He is also the Head of NorthStar Consulting, the Parliamentarian and a former president of the Eastern Pain Association, the largest regional affiliate of the American Pain Society. He has over 25 years of pharmaceutical industry experience with a special emphasis on the discovery and development of novel analgesic and narcotic antagonist drugs. He was previously Vice President of Clinical Development for CrystalGenomics (Seoul, South Korea) and its United States subsidiary, CG Pharmaceuticals (Emeryville, CA); Senior Vice President of Development at Limerick BioPharma; Vice President, Clinical Research, for Renovis, Inc.; and Vice President, Scientific Affairs and acting Vice President, Clinical Research and Development, at Adolor Corporation. At Adolor Corporation, Dr. Schmidt was a key member of the team leading to the clinical development, NDA filing, and FDA approval of Entereg® (alvimopan), a peripherally acting opioid antagonist. Currently Dr. Schmidt serves as an expert on pain medicine pharmaceutical development with pharmaceutical and biotech companies throughout North America, Europe, Asia, Latin America, and Australia. Dr. Schmidt received a Bachelor of Arts degree from the University of California Berkeley and his Ph.D. University of California-San Francisco.

Richard Wright MSE, MBA has served as our Chief Business Officer since January 2016. Mr. Wright is the Chief Executive Officer of Magnostics, Ltd, a superparamagnetic nano-material company based in Dublin, Ireland. Previously, he served as Venture Partner at Ren Capital Partners (“Ren Capital”), a healthcare fund of funds based in Beijing. Prior to Ren Capital, he was a strategic advisor to Bangkok Dusit Medical Service, the largest healthcare conglomerate in Southeast Asia, assisting in drug commercialization efforts. Mr. Wright was Managing Director at Newstock Capital, an intellectual property investment advisory firm based in Stockholm, Sweden. While at Newstock, he worked with venture capital and corporate funds on divestitures, mergers and acquisitions, patent transactions, licensing and infringement. Previously Mr. Wright was fund manager for General Electric / Technology Ventures where he managed an intellectual property healthcare fund. He was the Co-Founder and Chief Executive Officer of TherimuneX, a company that has been developing endogenous lipopeptides for their immune regulating properties. Mr. Wright was principal of Guardian Technology Partners, a chemical and life sciences intellectual property advisory firm that was sold to investment bank Boenning and Scattergood. Mr. Wright started his career on the business development team of Endo Pharmaceuticals, plc. Mr. Wright has over 24 years of experience spanning start-up, fast growth pharmaceutical companies combined with intellectual property and healthcare investment acumen from varied international markets. Mr. Wright holds a Master of Science in Engineering, Management of Technology with a focus of biotechnology from University of Pennsylvania’s School of Engineering and Applied Sciences and Wharton School of Business, and a Master of Business Administration from London School of Economics TRIUM program.

Item 1A. Risk Factors

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

We have no products approved for commercial sale and we have not generated any revenue from product sales to date, nor do we expect to generate any significant revenue from product sales for the next few years. We will continue to incur significant research and development and other expenses related to our product development, preclinical and clinical activities and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $29.1 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $85.8 million. We expect to continue to incur significant losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

Pharmaceutical product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement and become commercially viable. Therefore, any investment in us would be highly speculative. Our prospects are subject to the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage pharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they would otherwise be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We will likely encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2022, while continuing to advance our main product candidates, such as PF614 and PF614 MPAR™, through clinical development. Our estimate may prove to be wrong, and we could use our available capital resources, if any, sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. To the extent this occurs, it could impose significant dilution on our stockholders.

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

We may incur additional dilution upon repayment of the 2021 Notes with common stock.

Under the terms of the SPA, we are permitted to repay principal and interest on the 2021 Notes by issuing additional shares of common stock. In addition, the conversion price of the 2021 Notes, and the exercise price of the warrants issued therewith, are subject to downward revision in the event we make certain issuances of our common stock at prices below the conversion price. We have registered shares of common stock under a Registration Statement on Form S-1 in the event either of these events occur. In such case, stockholders will have dilution in amounts exceeding the straight conversion of the 2021 Notes or, with respect to the warrants issued therewith, we will receive a reduced level of proceeds from the exercise of the warrants.

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

We are entitled to draw down up to $60.0 million of gross proceeds from GEM Global in exchange for shares of our common stock at a price equal to 90% of the average closing bid price of the shares of our common stock on Nasdaq for a 30-day period, subject to meeting the terms and conditions of the GEM Agreement. This share subscription facility is available for a period of 36 months from the closing date of the Merger. Please see the section entitled “Business” for additional information. The limitations on the amount and frequency of the draws that we can make under the GEM facility, which include the requirement that (i) there be an effective registration statement and (ii) size restrictions relating to our trading volume, may affect the ability to draw under the GEM Agreement and result in proceeds that are less than anticipated. In addition, while the 2021 Notes are outstanding, any draws under the GEM facility would require approval from the convertible note holders.

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

The issuances of shares at discount under the GEM Agreement and the anti-dilution protection granted to GEM Global in connection with issuances of additional shares of our common stock, would result in dilution of existing stockholders and have a negative impact on the market price of our common stock and our ability to obtain equity financing. An adjustment in the price of the GEM Warrant to $4.50 occurred in connection with our offering of the 2021 Notes. In addition, terms of the 2021 Notes currently limit our ability to draw on the GEM facility while the 2021 Notes remain outstanding.

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

Our future success and ability to generate significant revenue from our product candidates, which we do not expect will occur for several years, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. A Phase 1b study of PF614 was initiated in 2021, and Part A of the study completed enrollment in December 2021. A Phase 1 trial was also initiated for PF614-MPAR™ in December 2021. All of our other product candidates are in earlier stages of development and will require substantial additional investment for manufacturing, preclinical testing, clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States. Even if PF614 or another product candidate were to successfully obtain approval from the FDA and non-U.S. regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for PF614 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing and/or commercialization of PF614 or any other product candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for P614, we will still need to develop a commercial organization, or collaborate with third parties for the commercialization of PF614, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we or our commercialization collaborators are unable to successfully commercialize PF614, we may not be able to generate sufficient revenues to continue our business.

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

Although the development and commercialization of our current product candidates are our initial focus, as part of our long-term growth strategy, we plan to develop other product candidates. We may also seek to commercialize treatments that may not be proprietary to us. We intend to evaluate internal opportunities from our existing product candidates or other potential product candidates. While our technology platforms have potential applicability to other uses, we have not conducted any clinical trials on these other uses, and we may not be successful in developing product candidates for other uses.

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

In the future, we may also seek to in-license or acquire product candidates or the underlying technology. The process of proposing, negotiating and implementing a license or acquisition is lengthy and complex. Other companies, including many with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

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

If we fail to achieve any announced milestones in the timeframes we expect, the development and commercialization of our product candidates may be delayed, and our business and results of operations may be harmed, and it could negatively impact our share price performance. Please see “Business” for more information.

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

We currently only have six full-time employees and six consultants and we expect to add additional employees. Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel.

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

We are exposed to the risk that we and our contract research organizations’ (“CROs”) employees and contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations

Some of our programs are partially supported by government grant awards, which may not be available to us in the future.

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

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

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

Oxycodone, the ingredient in PF614, is classified as a Schedule II controlled substance under the Controlled Substances Act, or CSA and regulations promulgated by the DEA. The law and regulations classify substances as Schedule I, II, III, IV or V controlled substances, with Schedule I controlled substances considered to present the highest risk of substance abuse and Schedule V controlled substances the lowest risk. Scheduled controlled substances are subject to DEA regulations relating to supply, procurement, manufacturing, storage, shipment, sale, use, distribution and physician prescription procedures. For example, Schedule II controlled substances are subject to various restrictions, including, but not limited to, mandatory written prescriptions and the prohibition of refills. In addition to federal scheduling, oxycodone is subject to state-controlled substance laws and regulations, and in some cases, with additional requirements than those imposed by federal law and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may schedule products separately.

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

Certain of our patents relating to PF614 and the use of nafamostat for treating respiratory diseases will expire in less than ten years. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the normal statutory term of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection of our product candidates, we may be open to competition from generic versions of such methods and compositions.

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

Additionally, the requirements for patentability may differ in certain countries, particularly developing countries. For example, unlike other countries, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and our patent status. Furthermore, generic or biosimilar drug manufacturers or other competitors may challenge the scope, validity or enforceability of us or our licensors’ patents, requiring us or our licensees or any future licensors to engage in complex, lengthy and costly litigation or other proceedings. In addition, certain countries in Europe and developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In certain jurisdictions, such as in the Russian Federation, our patents may not be honored since patent holders in the United States may be deemed “unfriendly countries”. In those countries and jurisdictions, we and our licensees or any future licensors may have limited remedies if patents are infringed or if we or our licensees or any future licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, we and our licensees’ or any future licensors’ efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, in seeking to develop and maintain a competitive position. Because we expect to rely on third parties to manufacture our product candidates and we expect to collaborate with third parties on the development of our product candidates, we must, at times, share trade secrets with them. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, corporate collaborators, outside scientific collaborators, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. We also seek to preserve the integrity and confidentiality of our data, trade secrets and know-how by maintaining physical security of our premises and physical and electronic security of our information technology systems. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective.

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

We may be subject to claims that former employees, collaborators or other third parties have an ownership interest in the patents and intellectual property that we own or that we may own or license in the future. While it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own; our licensors may face similar obstacles. In addition, we have not updated the records in the patent offices to reflect our ownership of our patent filings obtained as a result of the merger with Signature, including patent filings relating to PF614 and other technologies. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. Furthermore, as noted above, we have not obtained assignments for certain patent applications relating to abuse-resistant amphetamines. We could be subject to ownership disputes arising, for example, from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against any claims challenging inventorship or ownership. If we fail in defending any such claims, we may have to pay monetary damages and may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property, which could adversely impact our business, results of operations and financial condition.

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

We have acquired all intellectual property rights from Signature and Mucokinetica, with the exception of our pending application directed to the use of orally administered nafamostat to treat coronaviruses. Any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any such material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.

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

We expect our expenses to increase in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. For example, the subsequent conversion of the 2021 Notes sold on September 24, 2021 and November 5, 2021 into common stock would result in dilution to stockholders.

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities, our stockholders’ ownership interest may be diluted. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. Further, we may incur additional dilution from repayment of the 2021 Notes in common stock or resetting the conversion price of the 2021 Notes if we issue equity at a price below the conversion price of the 2021 Notes. Also, we will receive reduced proceeds if the exercise price of the warrants granted in connection with the 2021 Notes is reduced.

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

We previously operated as a private company. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020, we concluded that there were material weaknesses in our internal controls over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficient internal controls because of inadequate technical accounting expertise and inappropriate level of supervision and review due to the limited number of accounting personnel. While we have taken steps to remediate the material weaknesses in our internal controls over financial reporting, including hiring a Chief Financial Officer in February 2021, we may not be successful in remediating such weaknesses.

Following the Merger, our management has significant requirements for enhanced financial reporting and internal controls as a public company. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements, which could harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete an initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting.

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

There are Public Warrants currently exercisable for an aggregate of approximately 10,000,000 shares of our common stock at an exercise price of $11.50 per share. In addition, there are private warrants exercisable for an aggregate of 11,090,873 shares of our common stock at a weighted-average exercise price of $10.36 per share. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of shares of our common stock and increase the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares of common stock in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of shares of our common stock by our directors, executive officers, or significant stockholders, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur. Immediately after the Merger, a significant portion of our shares of common stock or warrants exercisable for our shares of common stock were held by persons who had been affiliated with LACQ prior to the Merger but did not remain so with respect to us after the Merger. In addition, we have registered shares of common stock that we may issue under our 2021 Omnibus Incentive Plan. Shares held by our directors, executive officers and other affiliates are subject to restrictions on resale under the Securities Act and may be subject to various vesting agreements.

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

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our 2021 Omnibus Incentive Plan and to repay interest or principal on the 2021 Notes or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our 2021 Omnibus Incentive Plan. We may use our common stock to make repayment of some or all of the principal and interest on the 2021 Notes. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

While LACQ determined that the Public Warrants should be classified as equity and its private warrants will be treated as equity on a pro forma basis, due to the uncertainty with respect to classification of warrants issued by SPACs as equity or indebtedness, there can be no assurance that future guidance might not require us to change this position and restate our financial statements and have other adverse consequences.

While LACQ’s financial statements were restated to classify its private warrants as liabilities, we have determined that it is appropriate to continue to classify the Public Warrants as equity. We reviewed the terms of the warrant agreement related to the Public Warrants and concluded that they do not include any provision requiring the Public Warrants to be classified as liabilities. In this respect, it should be noted that the warrant agreement included a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants could be entitled to receive cash for their warrants (the “tender offer provision”). This tender offer provision was similar to one of the examples referred to in the SEC Statement as a basis for concluding that warrants issued by a SPAC should be classified as liabilities and not equity. LACQ concluded that, while the SEC Statement did not expressly refer to a multi-class structure (such as a structure where a SPAC had two classes of common stock), the SEC Statement with respect to a tender offer provision in a warrant agreement applied to a multi-class structure (such as a Class A and Class B structure) and not a single class structure like the Public Warrants. Certain other SPACs, including those with single class structures, have taken different approaches in their public filings with the SEC and have classified similar warrants as liabilities.

LACQ classified its private warrants as liabilities because they provided for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant (i.e., certain rights differ if the warrants are held by the original holder and its permitted transferees or by a subsequent transferee). LACQ entered into agreements with the holders of its private warrants under which each holder exchanged its private warrants for warrants on the same terms as the private warrants, except that they are non-transferable except to certain permitted transferees. LACQ believed that as a result of the exchange, the private warrants would be appropriately classified as equity and not liabilities subsequent to the date of such agreements.

The accounting treatment of warrants issued in SPAC transactions is subject to substantial uncertainty and there can be no assurance that future guidance might not require us to change LACQ’s position and restate our financial statements or treat private warrants as liabilities, which could have a material adverse effect on us.

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

As of December 31, 2021, our executive officers and directors beneficially owned approximately 52.0% of our common stock. These stockholders, acting together, may be able to control matters requiring stockholder approval. For example, they may be able to control elections of directors, changes to equity incentive plans, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transactions. This concentration of ownership control may delay, discourage or prevent a change of control, including unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders, entrench our management and board of directors or delay or prevent a merger, consolidation, takeover or other business combination involving us that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock, and might affect the prevailing market price for our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 7946 Ivanhoe Ave., Suite 201 in La Jolla, California, where we lease a total of 850 square feet of office space that we use for our administrative activities. The lease expires in October 2022. All other development activities are undertaken at contract research organizations.

We believe that all of our facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

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

DelMorgan Group, LLC et al. v. Ensysce Biosciences, Inc., et al., Los Angeles County Superior Court, Case Number 21 STCV25585

In July 2021, following the Merger, the Company’s former financial advisor, Del Morgan Group, LLC and Globalist Capital, LLC (together, “Plaintiffs”) filed an action against the Company and its Chief Executive Officer (together, “Defendants”) alleging that the common stock and warrants (together, “Securities”) issued to Plaintiffs in satisfaction of its advisory fee should have been registered and the Securities immediately tradeable. The Plaintiffs asserted various causes of action in furtherance of their claims. The Plaintiffs were seeking registered and freely tradeable Securities and damages arising from their inability to trade the Securities, which Plaintiffs asserted are in the millions of dollars. The Defendants believed there were meritorious defenses to the Plaintiffs claims, and possible counterclaims.

On August 3, 2021, the Plaintiffs and Defendants entered into a Settlement Agreement and Mutual General Release whereby Plaintiffs would have their common stock, and the common stock underlying their warrants registered on the Company’s Form S-1 Registration Statement. In addition, the warrants would be modified to allow for cashless exercise and to reduce the exercise price from $11.50/share to $10.00/share. In consideration for this, both Parties agreed to release the other from any past, present or future claims. In addition, the Plaintiffs agreed to immediately stay the proceedings and inform the Superior Court of a conditional settlement and to dismiss the lawsuit with prejudice five days following the effectiveness of the Form S-1 Registration Statement. On October 6, 2021, the Superior Court dismissed with prejudice the case filed on July 12, 2021 by the Plaintiffs, following effectiveness of the Resale Registration Statement filed on August 9, 2021 and amended on September 22, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Of Equity Securities

Market Price and Ticker Symbol

Our common stock is currently listed on the Nasdaq Stock Market under the symbol “ENSC.” Our Public Warrants are currently listed on the OTC Pink Open Market under the symbol “ENSCW.”

The closing price of our common stock and Public Warrants on March 25, 2022, was $1.13 and $0.15, respectively.

Holders

As of March 25, 2022, there were approximately 161 holders of record of our common stock, one holder of record of the Public Warrants, eight holders of record of the LACQ private warrants, one holder of the GEM Warrants, and three holders of record of 2021 Notes warrants.

Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

We entered into an Investor Relations Consulting Agreement with MZHCI, LLC on December 20, 2021, through which we receive ongoing stock market support services and other consulting services. Pursuant to that agreement, we pay a monthly fee and we issued 50,000 unregistered shares of our common stock in February 2022. The issuance of our shares was exempt from registration under Section 4(a)(2) of the Securities Act as it was a private transaction between MZHCI, LLC and us. We received no proceeds in connection with our issuance of those 50,000 shares.

On September 24, 2021, we entered into the SPA for an aggregate financing of $15.0 million with institutional investors. A first closing under the SPA for $5 million occurred on September 24, 2021 and a second closing under the SPA occurred on November 5, 2021. At the first closing, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million and (ii) warrants to purchase 361,158 shares of the Company’s common stock in the aggregate at an exercise price of $7.63 per share. At the second closing, the Company issued to the institutional investors referenced above, (i) senior secured convertible promissory notes in the aggregate principal amount of $10.6 million for an aggregate purchase price of $10.0 million and (ii) warrants to purchase 722,317 shares of the common stock in the aggregate at an exercise price of $7.63 per share. The proceeds will go toward working capital purposes subject to certain customary restrictions. See, “Liquidity and Capital Resources” for a detailed description of the 2021 Notes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ensysce is a clinical stage pharmaceutical company seeking to develop innovative solutions for severe pain relief while reducing the fear of and the potential for addiction, opioid misuse, abuse and overdose. We have also incorporated a 79.2%-owned subsidiary, Covistat, a clinical stage pharmaceutical company that is developing a compound utilized in our overdose protection program for the treatment of COVID-19. Our lead product candidate, PF614, is an extended release TAAP prodrug of oxycodone. TAAP modification of prescription drugs removed the ability to crush, chew or manipulate and inject to achieve the medication more quickly than by swallowing. MPAR™ adds a layer of overdose protection to each TAAP product.

Since our inception in 2003, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product.

Our lead product candidate, PF614, is in Phase 1b clinical development, PF614-MPAR™ is in Phase 1 clinical development and nafamostat is proceeding towards Phase 2 clinical development. Our other product candidates and our research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We have not yet successfully completed any pivotal clinical trials, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

We expect to continue to incur net losses for the foreseeable future, and we expect our clinical development expenses, and general and administrative expenses to continue to increase. We have incurred significant operating losses since inception. Our net loss was $29.1 million for the year ended December 31, 2021 and as of December 31, 2021, we had an accumulated deficit of $85.8 million. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

●	continue preclinical studies and continues existing and initiates new clinical trials for PF614, PF614-MPAR™ and nafamostat, our lead product candidates being tested for chronic pain and infectious disease;

●	advance the development of our product candidate pipeline of other product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;

●	seek regulatory approval for any product candidates that successfully complete clinical trials;

●	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	expand our infrastructure and facilities to accommodate our growing employee base; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our transition to operating as a public company.

We expect to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company. We may never become profitable.

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

We have generated limited revenues and have incurred significant operating losses since our inception, and as of December 31, 2021, have an accumulated deficit of $85.8 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. We believe that our available resources and existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2022. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

We expect to incur substantial expenses in the foreseeable future for the development and potential commercialization of our product candidates and ongoing internal research and development programs. At this time, we cannot reasonably estimate the nature, timing or aggregate amount of costs for our development, potential commercialization, and internal research and development programs. However, in order to complete our current and future preclinical studies and clinical trials, and to complete the process of obtaining regulatory approval for our product candidates, as well as to build the sales, marketing and distribution infrastructure that we believe will be necessary to commercialize our product candidates, if approved, we may require substantial additional funding in the future.

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

Convertible Promissory Notes

On September 24, 2021, we entered into the SPA for an aggregate financing of $15.0 million with institutional investors. A first closing under the SPA occurred on September 24, 2021 and a second closing under the SPA occurred on November 5, 2021. At the first closing, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million (collectively, the “First Closing Notes”) and (ii) warrants to purchase 361,158 shares of the Company’s common stock in the aggregate at an exercise price of $7.63 per share. At the second closing, the Company issued to the institutional investors referenced above, (i) senior secured convertible promissory notes in the aggregate principal amount of $10.6 million (collectively, the “Second Closing Notes”, together with the First Closing Notes, the “2021 Notes”) for an aggregate purchase price of $10.0 million and (ii) warrants to purchase 722,317 shares of the Company’s common stock in the aggregate at an exercise price of $7.63 per share.

The Notes, subject to an original issue discount of six percent (6%), have a term of twenty-one months from the date of issuance and accrue interest at the rate of 5.0% per annum. The Notes are convertible into common stock, at a per share conversion price equal to $5.87, a 30% premium to the average price of the common stock for the three trading days prior to the first closing under the SPA.

Under the 2021 Notes, on the first day of each month, we are obligated to redeem (i) an amount equal to ninety-two percent (92%) of the average of the three lowest VWAPs (as defined in the SPA) in the ten trading days prior to such date or (ii) an amount in cash with a premium of eight percent of the one eighteenth (1/18th) of the original principal amount under the applicable Note, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder of such Note. Our redemption obligation commenced on January 1, 2022 for the First Closing Notes and February 1, 2022 for the Second Closing Notes.

The Company may elect to pay all or part of the redemption amount in the conversion of the 2021 Notes into shares of common stock based on a conversion price equal to the lesser of (i) the conversion price and (ii) 92% of the average of the three lowest VWAPs (as defined in the SPA) during the ten (10) consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date, but in no event may we pay the redemption amount in conversion shares of common stock unless the conversion price is at least equal to $0.78 and certain equity conditions are satisfied.

On December 27, 2021, the Company issued a Letter of Agreement amending the Securities Purchase Agreement to allow for conversion of the outstanding notes at an exercise price of $4.50 per share of the Company’s common stock for fourteen trading days, commencing December 28, 2021 and ending January 14, 2022. Following this period, the initial conversion price of $5.87 was restored.

The warrants have an exercise price of $7.63, a 30% premium to the conversion price (and subject to downward adjustments based on certain issuances of the Company’s common stock) and are exercisable for five years following issuance. The Company issued, to the purchasers’ signatory to the SPA, warrants to purchase up to a number of shares of common stock equal to forty percent (40%) of the shares of common stock issuable to each purchaser under the SPA upon conversion of the Note such purchaser holds on each of the first and second closing date under the SPA.

We registered with the Securities and Exchange Commission the resale of the shares of common stock issuable upon conversion of the Notes as well as the shares of common stock issuable upon the exercise of the warrants pursuant to a Registration Rights Agreement, dated September 24, 2021, by and among the Company and the purchasers’ signatory to the SPA.

The 2021 Notes contain certain covenants, and events of default and triggering events, respectively, which would require repayment of the obligations outstanding pursuant to such instruments. Our obligations pursuant to the 2021 Notes are (i) secured by all assets of the Company and all subsidiaries of the Company pursuant to the Security Agreement and Patent Security Agreement, each dated September 24, 2021, by and among the Company, the subsidiaries of the Company and the holders of the 2021 Notes and (ii) guaranteed jointly and severally by the subsidiaries of the Company pursuant to the Subsidiary Guarantee, dated September 24, 2021, by and among the Company, the subsidiaries of the Company and the purchasers signatory to the SPA.

Business Combination Transaction

On June 30, 2021, the Merger with LACQ was consummated and we became a public company. We received net proceeds of approximately $7.8 million at the closing and we continue to operate under our management team, led by our Chief Executive Officer Lynn Kirkpatrick. On July 2, 2021, the combined company’s common stock began trading on Nasdaq under the ticker symbol “ENSC”.

Components of Our Operating Results

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

We have received funding under federal grants from the NIH through NIDA. In September 2018, we were awarded the MPAR Grant. In September 2019, we were awarded a second research and development grant, the OUD Grant. Grant funds are awarded annually through a Notice of Award which contains certain terms and conditions including, but not limited to, complying with the grant program legislation, regulation and policy requirements, complying with conditions on expenditures of funds with respect to other applicable statutory requirements such as the federal appropriations acts, periodic reporting requirements, and budget requirements.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;

●	expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our drug discovery efforts and preclinical studies, clinical trials and CMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;

●	other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and preclinical studies and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

●	payments made in cash or equity securities under third-party licensing, acquisition and option agreements;

●	employee-related expenses, including salaries and benefits, travel and stock-based compensation expense for employees engaged in research and development functions;

●	costs related to compliance with regulatory requirements; and

●	allocated facilities-related costs, depreciation and other expenses, which include rent and utilities.

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

At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates or when, if ever, material net cash inflows may commence from any of our product candidates. The successful development and commercialization of our product candidates are highly uncertain. This uncertainty is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of the following:

●	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;

●	establishing an appropriate safety and efficacy profile with IND enabling studies;

●	successful patient enrollment in and the initiation and completion of clinical trials;

●	the timing, receipt and terms of any marketing approvals from applicable regulatory authorities including the FDA and non-U.S. regulators;

●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

●	establishing clinical and commercial manufacturing capabilities or making arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;

●	development and timely delivery of clinical-grade and commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;

●	significant and changing government regulation;

●	launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others; and

●	maintaining a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.

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

We anticipate that our general and administrative expenses, excluding non-cash expenses to recognize the fair value of warrants issued with the share subscription facility, will increase in the future as we increase our headcount to support the continued development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

Other Income (Expense)

Derivative Liabilities

Between 2018 and 2021, we entered into a series of notes that were determined to have embedded derivative instruments in the form of a contingent put option. The notes were recognized at the value of proceeds received after allocating issuance proceeds to the bifurcated contingent put option. The notes were subsequently measured at amortized cost using the effective interest method to accrete interest over their term to bring the notes’ initial carrying value to their principal balance at maturity. The bifurcated put option was initially measured at fair value and subsequently measured at fair value with changes in fair value recognized as a component of other expenses in the consolidated statements of operations. These notes and associated derivatives were settled during 2021.

Convertible Notes

We elected the fair value option to account for the 2021 Notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. We use a Monte Carlo analysis to estimate the fair value of the conversion feature of the notes, which relies on unobservable Level 3 inputs. We use a discounted cash flow model to estimate the fair value of the debt component of the 2021 Notes. Changes in the fair value of the notes are recognized through earnings for each reporting period. The impact to the consolidated statement of operations related to these 2021 Notes is reflected in the following lines: Change in fair value of convertible notes and issuance costs for convertible notes. Such issuance costs include investment banking and legal fees as well as original issue discounts on the 2021 Notes.

Liability Classified Warrants

The warrants issued with the 2021 Notes were liability classified due to certain cash settlement features. We use a Black-Scholes option pricing model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized through earnings for each reporting period.

Interest Expense

Interest expense consists of interest accrued on our convertible and other promissory notes and the amortization of debt discounts in our convertible promissory notes that were settled on June 30, 2021, in conjunction with the Merger. Interest expense related to the 2021 Notes is included in the estimate of fair value of the convertible notes.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the United States federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our tax return period for United States federal income taxes for the tax years since 2017 remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions, if any. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or whether our position is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our provision for income taxes. To date, no amounts are being presented as an uncertain tax position.

Results of Operations

Comparison of the Years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
Federal grants	$3,531,199	$3,931,209	$(400,010)
Operating expenses:
Research and development	$4,690,082	$4,389,579	$300,503
General and administrative	18,711,548	1,154,917	17,556,631
Total operating expenses	23,401,630	5,544,496	17,857,134
Loss from operations	(19,870,431)	(1,613,287)	(18,257,144)
Other income (expense):
Change in fair value of derivative liabilities	673,314	2,447,908	(1,774,594)
Issuance costs for convertible notes	(1,920,158)	-	(1,920,158)
Change in fair value of convertible notes	(2,993,060)	-	(2,993,060)
Issuance of liability classified warrants	(1,865,403)	-	(1,865,403)
Change in fair value of liability classified warrants	(1,438,186)	-	(1,438,186)
Interest expense	(1,295,307)	(995,496)	(299,811)
Other income and expense, net	(436,670)	-	(436,670)
Total other income (expense), net	(9,275,470)	1,452,412	(10,727,882)
Net loss	$(29,145,901)	$(160,875)	$(28,985,026)
Net loss attributable to noncontrolling interests	(62,190)	(217,645)	155,455
Deemed dividend related to warrants down round provision	(803,140)	-	(803,140)
Net income (loss) attributable to common stockholders	$(29,886,851)	$56,770	$(29,943,621)

Federal Grants

Revenue from federal grants totaled $3.5 million for the year ended December 31, 2021, compared to $3.9 million for the year ended December 31, 2020. The decrease related to two grants from the NIH through NIDA. Revenue decreased $0.4 million during the year ended December 31, 2021, due to the timing of research activities eligible for funding under the grants under the MPARTM grant awarded in September 2018. We expect funding from federal grants in the future to approximate current levels.

Research and Development Expenses

Research and development expenses were $4.7 million for the year ended December 31, 2021, compared to $4.4 million for the year ended December 31, 2020. The increase was primarily the result of increased external research and development costs related to the clinical programs for PF614 and PF614-MPAR™. We do not currently track expenses on a program-by-program basis. We expect research and development expenses to increase in the future due to planned clinical trials and higher preclinical and clinical development costs for our product candidates.

General and Administrative Expenses

General and administrative expenses were $18.7 million for the year ended December 31, 2021, compared to $1.2 million for the year ended December 31, 2020. The increase was primarily driven by a one-time $11.6 million non-cash expense related to warrants issued for the share subscription facility, reflecting the fair value of 1,106,108 warrants issued with an exercise price of $10.01 per share in July 2021, based on the $14.49 share price on the date of issuance. Also contributing to the increase was $1.3 million of non-cash expense for consultants and $1.1 million expense for commitment fees for the share subscription facility. Excluding the one-time expenses related to the share subscription facility, which were recorded due to the uncertainty of future issuance of shares under the facility, and consultant expenses, we expect our general and administrative expenses to increase in the future due to increased director and officer insurance costs and various expenses related to operating as a public company.

Other Income and Expense

The change in fair value of derivative liabilities was an increase of $0.7 million for the year ended December 31, 2021, compared to an increase of $2.4 million for the year ended December 31, 2020. The change resulted from changes in the likelihood of realization of the embedded derivative instrument in previous convertible notes payable.

Interest expense was $1.3 million for the year ended December 31, 2021, compared to $1.0 million for the year ended December 31, 2020. The totals primarily reflect stated interest expense and debt discount accretion for the convertible notes converted upon the closing of the Merger on June 30, 2021.

The remaining elements of other income and expense primarily relate to the 2021 Notes, reflecting issuance costs and changes in valuation of the notes and related warrants. There was no corresponding activity in the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of December 31, 2021, we had $12.3 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2021, we had an accumulated deficit of $85.8 million.

We have funded our operations to date primarily with proceeds from the sale of common equity, funding under federal research grants and borrowings under promissory notes. To fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing research and development efforts and related general and administrative support. We anticipate that we will fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, if at all.

Remaining funding under two approved federal research grants totals $4.3 million and is expected to be utilized by December 31, 2022. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

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

Pursuant to the GEM Agreement, we are entitled to draw down up to $60.0 million of gross proceeds (“Aggregate Limit”) from GEM Global in exchange for shares of our common stock, subject to meeting the terms and conditions of the GEM Agreement. This share subscription facility is available for a period of 36 months from the closing date of the Merger. A draw down is subject to limitations on the amount that is drawn under the facility and must comply with certain conditions precedent including the listing of our shares on a principal market (which includes Nasdaq), having the necessary number of shares that are issuable pursuant to the draw down registered under an effective registration statement, and other notice and timing requirements. Upon our valid exercise of a draw down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global is required to pay, in cash, a per-share amount equal to 90% of the average closing bid price of the shares of our common stock recorded by Nasdaq during the 30 consecutive trading days commencing on the first trading day that is designated on the draw down notice. In no event may our draw down requests exceed 400% (“Draw Down Limit”) of the average daily trading volume for the 30 trading days immediately preceding the date we deliver the draw down notice. Our ability to utilize this share subscription facility is restricted while the 2021 Notes are outstanding.

Upon the closing of the Merger, GEM Global became entitled to a commitment fee in the form of cash or freely tradeable shares of our common stock in an amount equal to 2% of the Aggregate Limit or $1.2 million to be paid in two tranches. The commitment fee for the first tranche, which is equal to 67% of the commitment fee, or $800,000, becomes payable on the first anniversary of the closing of the Merger and the commitment fee for the second tranche, which is equal to the remaining 33% of the commitment fee, or $400,000, becomes payable on the eighteen-month anniversary of the closing of the Merger.

Additionally, we issued a warrant with a 36-month term at the closing of the Merger granting GEM Global the right to purchase 1,106,108 shares of our common stock (an amount equal to 4% of the total number of our common stock outstanding as of the closing date of the Merger (subject to adjustments described below), calculated on a fully diluted basis), at a strike price per share equal to $10.01, which was the closing bid price for such common stock on the first day of trading on Nasdaq. The strike price was reduced to $4.50 per share at December 31, 2021 because of a pricing adjustment per the GEM Agreement. The warrant can be exercised on a cashless basis in part or in whole at any time during the term. Any failure by us to timely transfer the shares under the warrant pursuant to GEM Global’s exercise will entitle GEM Global to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits, and issuances of additional common shares at a price per share less than the exercise price.

The GEM Agreement contains certain negative covenants restricting us from securing an share subscription line similar to the financing provided under the GEM Agreement and requiring prompt notice of events constituting an alternate transaction. An “alternate transaction” includes an issuance of common stock at a price less than the then current market price, an “at-the-market” offering of securities, and an issuance of options, warrants, or similar rights of subscription or the issuance of convertible equity or debt securities. See “Risks Related to Our Business, Financial Condition and Capital Requirements” for additional information.

Finally, pursuant to the terms of the GEM Agreement, we are required to indemnify GEM Global for any losses it incurs as a result of a breach by us or of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM Global is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss.

On September 24, 2021, we entered into the SPA for an aggregate financing of $15.0 million with institutional investors. A first closing under the SPA occurred on September 24, 2021 and a second closing under the SPA occurred on November 5, 2021. At the first closing, the Company issued to the investors (i) 2021 Notes in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million and (ii) warrants to purchase 361,158 shares of the Company’s common stock in the aggregate at an exercise price of $7.63 per share. At the second closing, the Company issued to the institutional investors referenced above, (i) 2021 Notes in the aggregate principal amount of $10.6 million for an aggregate purchase price of $10.0 million and (ii) warrants to purchase 722,317 shares of the Company’s common stock in the aggregate at an exercise price of $7.63 per share.

Cash Flows for the years ended December 31, 2021 and 2020

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(8,242,177)	$(1,247,342)
Net cash provided by financing activities	20,312,699	1,100,020
Net increase (decrease) in cash and cash equivalents	$12,070,522	$(147,322)

Operating Activities

During the years ended December 31, 2021 and 2020, we used cash in operating activities of $8.2 million and $1.2 million, respectively, primarily resulting from the clinical advancement of our product candidates, the timing of vendor invoicing and payments, legal and accounting fees, and increased costs related to operating as a public company.

Financing Activities

During the years ended December 31, 2021 and 2020, net cash provided by financing activities was $20.3 million and $1.1 million, respectively. The increase consisted primarily of net proceeds from the Merger in June 2021 and net proceeds from the issuance of the 2021 Notes.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect our expenses, excluding non-cash expenses to recognize the fair value of warrants and convertible notes, to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, upon the completion of the Merger, we have incurred, and will continue to incur, additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

●	advance preclinical development of our early-stage programs and clinical trials of our product candidates;

●	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late state and commercial manufacturing;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;

●	hire additional clinical, quality control and scientific personnel;

●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	obtain, maintain, expand and protect our intellectual property portfolio;

●	manage the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

●	manage the costs of operating as a public company.

Our commitments as of December 31, 2021 included an estimated $13.0 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception and, as of December 31, 2021, we have an accumulated deficit of $85.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

Following the completion of the Merger and public listing of our common stock on Nasdaq, we had access to up to $60.0 million from a share subscription facility entered into in December 2020. The SPA for the 2021 Notes limits our ability to execute certain debt and equity financings, including our existing $60.0 million share subscription facility, while the notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to allow us to fund current planned operations through the next 12 months following the filing of this Annual Report on Form 10-K, which raises substantial doubt about the Company’s ability to continue as a going concern.

For additional information on risks associated with our substantial capital requirements, please read the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-Based Compensation

We measure all stock-based awards granted to employees, directors and non-employees based on their fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. We grant stock options and restricted stock awards that are subject to either service or market-based vesting conditions. Compensation expense related to awards to employees and non-employees with market-based vesting conditions is recognized based on the grant date fair value, which includes a probability assessment of the achievement of the market condition, over the requisite service period using the accelerated attribution method.

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

Fair Value of Liabilities

We elected the fair value option to account for the 2021 Notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. We use a Monte Carlo analysis to estimate the fair value of the conversion feature of the notes, which relies on unobservable Level 3 inputs. We use a discounted cash flow model to estimate the fair value of the debt component of the 2021 Notes. Changes in the fair value of the notes are recognized through other income (expense) for each reporting period.

Determination of the Fair Value of Common Stock

As there has historically been no public market for Former Ensysce common stock prior to the date of the closing of the Merger, the estimated fair value of Former Ensysce common stock was determined by our most recently available third-party valuations of common stock. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Our common stock valuations were prepared using an option pricing method (“OPM”). The OPM treats common stock and preferred stock as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under the OPM method, the common stock has value only if the funds available for distribution to stockholders exceeded the value of the preferred stock liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common stock is then applied to arrive at an indication of value for the common stock. These third-party valuations were performed at various dates, which resulted in valuations of Former Ensysce common stock of $1.37 per share as of July 1, 2017, $1.82 per share as of February 28, 2018, $2.58 per share as of October 1, 2018, and $2.58 per share as of December 31, 2019 (prices adjusted for the exchange ratio of 0.06585 per the merger agreement).

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, nor do we currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company under Section 107 of the JOBS Act, which provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to avail ourselves of the extended transition period and, therefore, while we are an emerging growth company we are not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk in the ordinary course of our business. These risks primarily relate to changes in interest rates and inflation.

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2021 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Management’s Annual Report on Internal Control over Financial Reporting

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, our internal control over financial reporting was ineffective due to material weaknesses. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficiently designed internal controls over period end financial reporting because of inadequate accounting expertise and insufficient level of supervision and review of unusual and/or infrequent transactions with complex or infrequently applied accounting topics due to the experience and limited number of accounting personnel in the financial reporting function.

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

The conclusion of the Company’s principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Executive Officers and Directors

Information required by this item, including information concerning the board of directors of the Company, the members of the Company’s audit committee, the Company’s audit committee financial expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, are incorporated by reference to the Company’s Proxy Statement for the 2022 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2021. The information regarding executive officers is included in this report as Item 1 under the caption “Identification of our Executive Officers” and incorporated herein by reference.

Code of Business Conduct

We adopted a code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website.

Item 11. Executive & Director Compensation

Information required by this Item is incorporated by reference from the Company’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference from the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this Item is incorporated by reference from the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference from the Company’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

ENSYSCE BIOSCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ENSYSCE BIOSCIENCES, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ensysce Biosciences, Inc. (“Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have revenue generating activities and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 31, 2022

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$12,264,736	$194,214
Unbilled receivable	441,721	-
Right-of-use asset	24,721	23,538
Prepaid expenses and other current assets	2,931,415	130,124
Total current assets	15,662,593	347,876
Property and equipment, net	-	151
Other assets	754,756	3,780
Total assets	$16,417,349	$351,807
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$301,104	$1,724,598
Accrued expenses and other liabilities	3,407,533	344,792
Lease liability	24,874	25,500
Notes payable and accrued interest ($12,358,886 and $0 at fair value at December 31, 2021 and 2020, respectively)	12,748,155	4,245,082
Embedded derivative on convertible notes	-	670,262
Total current liabilities	16,481,666	7,010,234
Long-term liabilities:
Notes payable, net of current portion (at fair value)	4,440,951	-
Other long term liabilities	3,652,790	-
Total long-term liabilities	8,093,741	-
Total liabilities	$24,575,407	$7,010,234
Commitments and contingencies (Note 6)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 24,662,904 and 15,768,725 shares issued at December 31, 2021 and December 31, 2020, respectively; 24,643,149 and 15,768,725 shares outstanding at December 31, 2021 and December 31, 2020, respectively	2,464	1,577
Additional paid-in capital	77,964,860	49,516,337
Accumulated deficit	(85,845,567)	(55,958,716)
Total Ensysce Biosciences, Inc. stockholders’ deficit	(7,878,243)	(6,440,802)
Noncontrolling interests in stockholders’ deficit	(279,815)	(217,625)
Total stockholders’ deficit	(8,158,058)	(6,658,427)
Total liabilities and stockholders’ deficit	$16,417,349	$351,807

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
Federal grants	$3,531,199	$3,931,209
Operating expenses:
Research and development	4,690,082	4,389,579
General and administrative	18,711,548	1,154,917
Total operating expenses	23,401,630	5,544,496

Loss from operations	(19,870,431)	(1,613,287)

Other income (expense):
Change in fair value of derivative liabilities	673,314	2,447,908
Issuance costs for convertible notes	(1,920,158)	-
Change in fair value of convertible notes	(2,993,060)	-
Issuance of liability classified warrants	(1,865,403)	-
Change in fair value of liability classified warrants	(1,438,186)	-
Interest expense	(1,295,307)	(995,496)
Other income and expense, net	(436,670)	-
Total other income (expense), net	(9,275,470)	1,452,412

Net loss	$(29,145,901)	$(160,875)
Net loss attributable to noncontrolling interests	(62,190)	(217,645)
Deemed dividend related to warrants down round provision	(803,140)	-
Net income (loss) attributable to common stockholders	$(29,886,851)	$56,770
Net income (loss) per basic share:
Net income (loss) per share attributable to common stockholders, basic	$(1.48)	$-
Weighted average common shares outstanding, basic	20,164,503	15,768,725
Net income (loss) per diluted share:
Net income (loss) per share attributable to common stockholders, diluted	$(1.48)	$-
Weighted average common shares outstanding, diluted	20,164,503	16,507,387

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total

Balance on December 31, 2019 (as previously reported)	239,465,160	$5,987	$49,333,248	$(56,015,486)	$-	$(6,676,251)
Retroactive application of recapitalization	(223,696,435)	(4,410)	4,410	-	-	-
Balance on December 31, 2019, effect of reverse recapitalization (Note 2)	15,768,725	$1,577	$49,337,658	$(56,015,486)	$-	$(6,676,251)
Stock-based compensation	-	-	178,679	-	-	178,679
Contribution from noncontrolling interest	-	-	-	-	20	20
Net loss	-	-	-	56,770	(217,645)	(160,875)
Balance on December 31, 2020	15,768,725	$1,577	$49,516,337	$(55,958,716)	$(217,625)	$(6,658,427)
Exercise of stock options	284,825	28	262,834	-	-	262,862
Settlement of convertible notes in business combination	1,357,968	136	5,696,567	-	-	5,696,703
Conversion of convertible notes	387,363	39	2,247,576	-	-	2,247,615
Issuance of common stock for business combination, net of transaction costs	6,844,268	684	7,694,580	-	-	7,695,264
Stock-based compensation	-	-	121,764	-	-	121,764
Issuance of warrants	-	-	11,565,472	-	-	11,565,472
Warrants modification	-	-	56,590	-	-	56,590
Deemed dividend related to warrants down round provision	-	-	803,140	(803,140)	-	-
Net loss	-	-	-	(29,083,711)	(62,190)	(29,145,901)
Balance on December 31, 2021	24,643,149	$2,464	$77,964,860	$(85,845,567)	$(279,815)	$(8,158,058)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(29,145,901)	$(160,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	151	201
Accrued interest	349,339	381,886
Accretion of discounts on promissory notes	945,969	613,610
Change in fair value of derivative liability	(673,314)	(2,447,908)
Change in fair value of convertible debt	2,993,060	-
Loss on extinguishment of debt	347,566	-
Stock-based compensation	121,764	178,679
Issuance of liability classified warrants	1,865,403	-
Change in fair value of liability classified warrants	1,438,186	-
Issuance of warrants for share subscription facility	11,565,472	-
Commitment fee for share subscription facility	1,124,289	-
Warrant modification	56,590	-
Lease cost	(1,808)	1,962
Issuance costs for convertible notes	1,920,158	-
Debt conversion expense	154,391	-
Changes in operating assets and liabilities:
Unbilled receivable	(441,721)	173,552
Prepaid expenses and other assets	(1,616,019)	(25,401)
Accounts payable	(1,423,494)	1,183,820
Accrued expenses and other liabilities	2,177,742	(1,146,868)
Net cash used in operating activities	(8,242,177)	(1,247,342)
Cash flows from financing activities:
Proceeds from issuance of convertible notes	14,029,842	1,000,000
Proceeds from issuance of promissory notes to related parties	350,000	100,000
Repayment of promissory notes	(467,774)	-
Proceeds from exercise of stock options	262,862	-
Proceeds from issuance of common stock for business combination, net of transaction costs	6,626,312	-
Repayment of financed insurance premiums	(488,543)	-
Contribution from noncontrolling interests	-	20
Net cash provided by financing activities	20,312,699	1,100,020
Increase (Decrease) in cash and cash equivalents	12,070,522	(147,322)
Cash and cash equivalents beginning of period	194,214	341,536
Cash and cash equivalents end of period	$12,264,736	$194,214

Supplemental cash flow information:
Income tax payments	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Fair value of derivative liability at issuance	$3,052	$471,758
Settlement of convertible notes into common stock	$5,696,703	$-
Conversion of 2021 Notes	$2,093,224	$-
Net assets acquired in business combination	$1,068,950	$-
Financed insurance premiums, net	$867,300	$-
Share subscription facility transaction costs	$12,689,764	$-
Deemed dividend related to warrants down round provision	$803,140	$-

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its subsidiary, Covistat Inc. (“Covistat”) and its wholly owned subsidiaries EBI Operating, Inc. and EBI OpCo. Inc. (collectively, the “Company”), is engaged in the development of drug delivery platforms targeting pain and cancer markets. The primary focus of the Company is its program developing abuse and overdose resistant pain technology with a clinical stage program being the abuse resistant, TAAP (Trypsin Activated Abuse Protection) opioid product candidate, PF614. In addition, the Company is developing its MPARTM (Multi-Pill Abuse Resistant) technology for overdose protection which will be applied to the PF614 program. The Company is also applying its TAAP and MPARTM technology to a methadone prodrug for use in the treatment of Opioid Use Disorder.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

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

Business Combination

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, LACQ was identified as the acquired company for financial reporting purposes, primarily because the stockholders of Former Ensysce control the majority of the voting power of the combined company, Former Ensysce’s board of directors comprise a majority of the governing body of the combined company, and Former Ensysce’s senior management comprise the leadership of the combined company. Accordingly, for accounting purposes, the transaction was treated as the equivalent of Former Ensysce issuing shares for the net assets of LACQ, accompanied by a recapitalization. The net assets of LACQ, primarily consisting of cash of $7.8 million and prepaid expenses of $1.1 million, were recorded at historical cost with no goodwill or other intangible assets recorded. The shares and net loss per share prior to the reverse recapitalization have been retroactively restated to reflect the exchange ratio of 0.06585. The consolidated financial statements reflect the historical operations of Ensysce.

The Business Combination triggered the conversion of the 2015 convertible notes, the 2018 convertible notes and the 2021 convertible note of Former Ensysce into common stock. In connection with the Closing, the 2020 convertible notes were amended to provide for automatic conversion of the outstanding principal and interest into shares of common stock of Ensysce. The Company had recorded $1.2 million of deferred transaction costs, consisting of legal and accounting fees directly related to the Business Combination, which were offset against the proceeds of the Business Combination within additional paid-in capital.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has not generated any product revenue and had an accumulated deficit of $85.8 million at December 31, 2021. There is no assurance that profitable operations will ever be achieved, and, if achieved, would be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company executed a share subscription facility with an investment group. Under the agreement, the investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company will control the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. On June 30, 2021, the Company consummated the Business Combination with LACQ, resulting in the Company’s shares becoming publicly listed on Nasdaq on July 2, 2021. Concurrent with the public listing of the Company’s shares, the Company issued to the investor 1,106,108 warrants with a five-year term to purchase common stock of Ensysce at an exercise price of $10.01 per share (Notes 3 and 8), subject to a down round feature that would adjust the exercise price if other shares are issued below $10.01 per share. The Company must pay a commitment fee to the investor of $1.2 million with $800,000 due on the first anniversary of the public listing date and $400,000 due on the 18-month anniversary of the public listing date. The commitment fee can be paid from the proceeds of a draw against the facility or in freely tradable common stock of the Company.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

In September 2021, the Company entered into a $15.9 million convertible note financing agreement with institutional investors (the “2021 Notes”). The financing provided for two closings, the first closed in September for $5.3 million and the second closed in November for $10.6 million. (See Note 7 for additional information.) The agreement limits the Company’s ability to execute certain debt and equity financings, including its existing $60.0 million share subscription facility, while the convertible notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to fund current planned operations. While the Company believes in the viability of its strategy to ultimately realize revenues and in its ability to raise additional funds, management cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve profitable operations. As a result, these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months following the date these consolidated financial statements were issued.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include, but are not limited to, the expense recognition for certain research and development services, the valuation allowance of deferred tax assets resulting from net operating losses, the estimated fair values of common stock, warrants and options to purchase the Company’s common stock, and convertible notes payable.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Property and Equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. Depreciation expense of $151 and $201 was recognized for year ended December 31, 2021 and 2020, respectively. Depreciation expense is classified in general and administrative expense in the accompanying consolidated statements of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the year ended December 31, 2021 and 2020.

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

Fair Value Measurement

ASC 820, Fair Value Measurements, (“ASC 820”) provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

As of December 31, 2021 and 2020, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

2021 Notes

On September 24 and November 5, 2021, the Company issued convertible notes with a face value of $5.3 million and $10.6 million, respectively. The Company elected the fair value option to account for the convertible notes as it believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option and redemption feature. The fair value estimate of the 2021 Notes was based on a discounted cash flow model and a Monte Carlo model, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion used in the Monte Carlo model. Changes in the fair value of the notes are recognized in other income (expense) for each reporting period. Refer to Note 7 for details of the terms and conditions of the 2021 Notes.

Convertible Notes Pre Business Combination (Contingent Put Option)

The carrying value of outstanding notes payable at December 31, 2020 approximates the estimated aggregate fair value as the embedded contingent put option is recognized at fair value and classified with the debt host. The put option allowed for certain notes payable to be converted into common stock, contingent upon completion of an equity financing transaction with gross proceeds above certain thresholds. The fair value estimate of the embedded put option was based on the probability-weighted discounted value of the put feature and represents a Level 3 measurement. Significant assumptions used to determine the fair value of the put feature include the estimated probability of exercise of the put option and the discount rate used to calculate fair value. The estimated probability of exercise is based on management’s expectation for future equity financing transactions. The discount rate is based on the weighted average effective yield of notes payable previously issued by the Company, adjusted for changes in market yields of healthcare sector CCC-rated debt. As of December 31, 2020, assumptions included a probability of exercise of the put option of 10% and a discount rate of 42.9%. As noted above, all outstanding derivative liabilities were settled upon the conversion of outstanding notes payable upon the consummation of the Business Combination. Refer to Note 7 for details of the conversion.

Warrants

On September 24 and November 5, 2021, the Company issued liability classified warrants in connection with the issuance of the 2021 Notes. The warrants were liability classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of December 31, 2021 and 2020. As of December 31, 2021, all contingent put options, associated with the pre-combination convertible notes, were settled upon conversion of the notes at the closing of the Business Combination.

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$16,799,837	$-	$-	$16,799,837
Liability classified warrants	3,303,588			3,303,588
Total	$20,103,425	$-	$-	$20,103,425

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Contingent put option	$670,262	$-	$-	$670,262
Total	$670,262	$-	$-	$670,262

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2021:

	December 31, 2021
	Total	Contingent put option	Convertible note	Liability classified warrants
Fair value, December 31, 2020	$670,262	$670,262	$-	$-
Additions	17,768,404	3,052	15,900,000	1,865,352
Conversions	(2,093,224)	-	(2,093,224)	-
Change in fair value	3,757,983	(673,314)	2,993,061	1,438,236
Fair value, December 31, 2021	$20,103,425	$-	$16,799,837	$3,303,588

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

In September 2019, the NIH/National Institute on Drug Abuse awarded the Company a second research and development grant related to the development of its TAAP/MPARTM abuse deterrent technology for Opioid Use Disorder (the “OUD Grant”). The total approved budget for the two-year period was approximately $5.4 million.

The Company recognizes revenue when costs related to the grants are incurred. The Company believes this policy is consistent with the overarching premise in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), applied by analogy, to ensure that it recognizes revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in ASC 606. The Company believes the recognition of revenue as costs are incurred and amounts become due is analogous to the concept of transfer of control of a service over time under ASC 606.

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	December 31,
	2021	2020
MPAR	$2,646,579	$3,037,234
OUD	884,620	893,975
Total	$3,531,199	$3,931,209

Amounts requested or eligible to be requested through the NIH payment management system, but for which cash has not been received, are presented as an unbilled receivable on the Company’s consolidated balance sheet. As all amounts are expected to be remitted timely, no valuation allowances are recorded.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the year ended December 31, 2021 and 2020, stock-based compensation costs are recorded in general and administrative expenses in the consolidated statements of operations.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Earnings per Share

The basic earnings per share is calculated by dividing the Company’s net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings per share is calculated by dividing the Company’s net earnings attributable to common stockholders by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method and the average stock price during the period. A reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations follows :

	December 31,
	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$(29,886,851)	$56,770

Denominator:
Weighted average shares outstanding, basic	20,164,503	15,768,725
Weighted average dilutive stock options	-	738,662
Weighted average shares outstanding, diluted	20,164,503	16,507,387

Net income (loss) per share attributable to common stockholders, basic	$(1.48)	$0.00
Net income (loss) per share attributable to common stockholders, diluted	$(1.48)	$0.00

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive:

	December 31,
	2021	2020
Stock options	4,498,307	3,640,309
Warrants	10,273,755	19,755
Total	14,772,062	3,660,064

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid research and development	$2,124,008	$112,966
Prepaid insurance	733,234	17,158
Other prepaid expenses	74,173	-
Total prepaid expenses and other current assets	$2,931,415	$130,124

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2021	2020
Share subscription facility commitment fees	$800,000	$-
Professional fees	138,086	-
Accrued research and development	388,997	72,906
Accrued scientific advisory board fees	60,032	60,032
Consultant compensation expenses	1,342,479	-
Bonus accrual	610,000	-
Deferred grant revenue	-	159,047
Other accrued liabilities	67,939	52,807
Total accrued expenses and other liabilities	$3,407,533	$344,792

Other long-term liabilities consisted of the following:

	December 31,
	2021	2020
Share subscription facility commitment fees	$349,202	$-
Liability classified warrants	3,303,588	-
Total other long-term liabilities	$3,652,790	$-

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2021, the Company’s commitments included an estimated $13.0 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of December 31, 2021 and 2020, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

On July 12, 2021, following the Business Combination with LACQ, the Company’s former financial advisor filed an action against the Company and its Chief Executive Officer alleging that the common stock and warrants issued to the former advisor in satisfaction of its advisory fee should have been registered and immediately tradeable. On August 3, 2021, the parties entered into a settlement agreement whereby the former advisor would have their common stock and the common stock underlying their warrants registered on the Company’s resale Registration Statement on Form S-1 that it filed on August 9, 2021 (the “Resale Registration Statement”). In addition, the warrants would be modified to allow for cashless exercise and to reduce the exercise price from $11.50/share to $10.00/share. In consideration for this, both parties agreed to release the other from any past, present, or future claims. In addition, the former advisor agreed to immediately stay the proceedings and inform the Superior Court of a conditional settlement and to dismiss the lawsuit with prejudice five days following the effectiveness of the Resale Registration Statement. On October 6, 2021, the Superior Court dismissed with prejudice the case filed on July 12, 2021 by the Company’s former financial advisor, following effectiveness of the Resale Registration Statement filed on August 9, 2021 and amended on September 22, 2021.

Lease

During part of the year ended December 31, 2020, the Company leased office space on a month-to-month basis. In August 2020, the Company entered into an agreement to lease office space. The lease commencement date was October 1, 2020 and the lease was scheduled to terminate October 31, 2021 with no option to renew.

In August 2021, the Company entered into an amendment of the aforementioned lease, whereby the term of the lease was extended through October 31, 2022 with no option to renew. The amendment resulted in a modification of the lease under ASC 842 and the Company remeasured the lease liability as of the amendment date.

As of December 31, 2021, the future lease payments totaled $24,874.

The Company recognized total rent expense of $41,418 and $36,645 in the years ended December 31, 2021, and 2020, respectively.

Compensation Subject to Shareholder Approval

In July 2021, the Company engaged two consultants to perform certain public and investor relations services in consideration for warrants to purchase 500,000 shares of common stock with a five-year term and an exercise price of $6.28 each, 50,000 shares of common stock each, and 200,000 restricted stock units each. The restricted stock units vest over one year with 50% of the vesting contingent upon certain market conditions. These equity awards are contingent upon shareholder approval of an amended and restated 2021 Omnibus Plan at a special shareholder meeting in January 2022, whereby the warrants would be replaced by non-qualified stock options with similar terms. As the terms of the awards did not satisfy the grant date criteria for an equity award, as of December 31, 2021, the Company recorded a liability and an expense of $1,342,479 (to general and administrative expense on the consolidated statement of operations) to reflect the estimated value of services received during the period. See Note 12 for discussion of the special shareholder meeting in January 2022.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of December 31, 2021:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2021 Notes	$13,647,341	$159,435	$2,993,061	$16,799,837
Financed insurance	385,187	4,082	-	389,269
Total	$14,032,528	$163,517	$2,993,061	$17,189,106

The following table provides a summary of the Company’s outstanding debt as of December 31, 2020:

	Principal balance	Accrued interest	Unamortized debt discount	Net debt balance
2015 convertible notes	$100,000	$28,671	$-	$128,671
2018 convertible notes	3,500,000	727,905	(783,124)	3,444,781
2020 promissory notes	100,000	1,694	-	101,694
2020 convertible notes	700,000	29,726	(159,790)	569,936
Total	$4,400,000	$787,996	$(942,914)	$4,245,082

The interest expense recognized for notes payable (excluding the 2021 Notes) was as follows:

	December 31,
	2021	2020
Stated interest accrual	$251,857	$381,886
Debt discount accretion	945,969	613,610
Total	$1,197,826	$995,496

2015 Convertible Notes Payable

During 2015, the Company issued certain convertible promissory notes in the aggregate principal amount of $873,000. During 2017 and 2018, all but $100,000 were converted into common shares of Ensysce. The remaining convertible promissory note bears interest at 5% per annum, is due on demand (principal and interest) and is mandatorily convertible at a variable price per share equal to 80% of the price received in certain future equity transactions. The notes were converted into common stock in June 2021.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

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

The notes were converted into common stock in June 2021.

2020 Convertible Notes Payable

During the year ended December 31, 2020, Covistat received financing totaling $700,000 under a series of unsecured promissory notes with unrelated parties. The notes mature in July 2022 and bear interest at a rate of 10% per annum. The notes cannot be prepaid without the prior consent of the holder. The notes, together with all accrued and unpaid interest, are automatically convertible upon an initial public offering of Covistat shares or a private sale of a single class of Covistat’s equity securities with gross proceeds of at least $2.0 million within a 12-month period. The notes are convertible at the option of the holder at maturity. With respect to an automatic conversion, the conversion price will be the lesser of (a) 80% of the per-share price of the equity securities sold or (b) the price equal to $10.0 million divided by the aggregate number of shares of Covistat’s common stock immediately prior to the initial closing of such financing. With respect to an optional conversion, the conversion price will be the price equal to $10.0 million divided by the aggregate number of shares of Covistat’s common stock immediately prior to the initial closing of such financing. The conversion feature is required to be bifurcated from the debt host and measured at fair value with changes in fair value recorded in earnings (see Note 3). The notes were converted into common stock in June 2021.

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

2021 Convertible Note Payable

In January 2021, the Company received financing totaling $50,000 under an unsecured convertible note. The convertible note bears interest at a rate of 10% per annum and matures January 28, 2023. The promissory note, together with accrued interest, would be automatically converted into shares of Ensysce’s common stock at 80% of the price paid per share for equity securities by investors in an IPO or equity financing of no less than $10.0 million gross proceeds. The conversion feature is required to be bifurcated from the debt host and measured at fair value with changes in fair value recorded in earnings (see Note 3). The note was converted into common stock in June 2021.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

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

Settlement of Convertible Notes Payable

On June 30, 2021, the Company consummated the Business Combination with LACQ, which triggered the automatic conversion into common stock of the 2015 convertible notes payable, the 2018 convertible notes payable, and the 2021 convertible note payable. In connection with certain closing conditions, the 2020 convertible notes were amended to provide for automatic conversion of the outstanding principal and interest into common stock. The modification resulted in a loss on extinguishment of debt of $347,566 based on the share price on the date of conversion and is recorded in other income (expense), net.

The Company applied ASC 470-20-40-1 to the accounting of the conversion, which requires the accelerated recognition of unamortized debt discounts as interest expense upon conversion. Accordingly, $554,911 of unamortized debt discount as of the June 30, 2021 conversion has been recognized as interest expense within the consolidated statement of operations.

The table below summarizes the conversion of each class of notes payable:

	Immediately prior to merger
Note series	Principal	Interest	Net carrying value of debt converted	Shares of common stock issued	Outstanding debt, June 30, 2021
2015 Convertible Note	$100,000	$31,151	$131,151	15,116	$-
2018 Convertible Notes	3,500,000	901,466	4,401,466	1,259,837	-
2020 Convertible Notes	700,000	64,438	764,438	77,000	-
2021 Convertible Note	50,000	2,082	52,082	6,015	-
Total	$4,350,000	$999,137	$5,349,137	1,357,968	$-

September 2021 Convertible Notes Payable

On September 24, 2021, the Company entered into an agreement with institutional investors to issue the 2021 Notes. The agreement provides for two closings: the first closing for $5.3 million (resulting in net proceeds of $4.6 million) which closed on September 24, 2021 (the “First Closing”). The second closing for $10.6 million (resulting in net proceeds of $9.4 million) which closed on November 5, 2021 (the “Second Closing”).

The proceeds of the sale of the securities shall be used for working capital purposes subject to certain customary restrictions and secured by the Company’s rights to its patents and licenses. The Company may not issue any additional debt or equity without the prior written consent of the holders.

The 2021 Notes mature on June 23, 2023 for the first closing, and August 4, 2023 for the second closing. The notes bear interest at a rate of 5% per annum, in addition to an original issue discount of 6%. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the debt.

The Company elected to apply the fair value option to the measurement of the 2021 Notes. The total initial fair value of the debt at issuance was $15.9 million. The Company recorded total issuance costs of $1,920,158, representing investment banking and legal fees of $1,020,158 and original issue discounts of $900,000. After several conversions occurring prior to year-end (discussed below), the Company remeasured the fair value as of December 31, 2021 and recognized an expense of $3.0 million as the fair value of the 2021 Notes had increased to $16.8 million due to an increase in the value of the conversion option resulting from a decrease in the price of the Company’s common stock. The December 31, 2021 fair value measurement includes the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium) and thus a separate amount is not reflected on the consolidated statements of operations. If presented separately, the total amount of interest expense (after consideration of the conversions) at December 31, 2021 would be $163,770.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The 2021 Notes may be converted into the Company’s common stock at the option of the holder in whole or in part at the conversion price of $5.87, subject to a beneficial ownership limitation of 4.99% (subject to adjustment). The Company must reserve sufficient shares of authorized common stock to effect the conversion of the 2021 Notes and payment of interest. The shares were registered for public resale under a registration statement.

On December 23, 2021 the Company issued 255,537 shares of common stock in repayment of $1.5 million, the shares issued at the stated conversion price of $5.87. On December 27, 2021, the Company issued a Letter of Agreement amending the Securities Purchase Agreement to allow for conversion of the outstanding notes at an exercise price of $4.50 per share of the Company’s common stock for fourteen trading days, commencing December 28, 2021 and ending January 14, 2022. Following this period, the initial conversion price of $5.87 was restored. On December 28, 2021 holders delivered separate notices of conversion for a total of $593,224 of principal in exchange for shares based on the amended conversion price of $4.50. The Company recorded an inducement expense equal to the excess fair value (utilizing the Company policy for conversions of average of the high and low share prices of the day) of the consideration transferred above the securities that would have been issued under the original conversion terms. The total debt conversion expense was $154,391 and is reflected in other income (expense), net.

At the Company’s option, the Company may redeem some or all of the then-outstanding principal amount of the 2021 Notes for cash in an amount equal to 100% of the principal to be redeemed, plus accrued but unpaid interest, plus all other amounts due with respect to the 2021 Notes.

Beginning January 1, 2022 for the First Closing, and February 1, 2022 for the Second Closing, and the first of each subsequent month, terminating upon the full redemption of the 2021 Notes (each a “Monthly Redemption Date”), the Company shall redeem the Monthly Redemption Amount (defined below), payable in cash or shares. The number of shares to be settled shall be based on a conversion price equal to the lesser of (a) $5.87 and (b) 92% of the average of the three lowest volume-weighted average prices (“VWAP”) during the 10 consecutive trading days prior to the applicable Monthly Redemption Date. The Company may not pay the Monthly Redemption Amount in shares unless the applicable conversion price is greater than or equal to $0.78 and the Company has been in compliance with customary requirements under the agreement, unless waived in writing by the holder.

The Monthly Redemption Amount is defined as 1/18th of the original principal amount, plus accrued but unpaid interest, plus any other amounts due to the holder with respect to the 2021 Notes. If the Company elects to settle such redemptions in shares, the Monthly Redemption Amount is calculated based on 92% of the average of the lowest three VWAPs in the ten trading days prior to the Monthly Redemption Date. If the Company elects to settle redemptions in cash, the Monthly Redemption Amount shall include an 8% premium of the Monthly Redemption Amount.

If, at any time while the 2021 Notes are outstanding, the Company carries out one or more capital raises in excess of $5.0 million, the holder has the right to require the Company to use up to 20% of the gross proceeds of such transaction to redeem all or a portion of the convertible notes for an amount in cash equal to the cash Mandatory Redemption Amount (i.e., 108% of outstanding principal and unpaid interest).

Financed Insurance Premiums

During year ended December 31, 2021, the Company financed its directors and officers’ liability insurance in the amount of $867,300, of which $389,269 remains outstanding at December 31, 2021. The Company will pay a total of $12,078 in interest from inception through April 2022 when the note will be paid in full. The Company expensed $10,513 of interest for the year ended December 31, 2021.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, in connection with the Business Combination, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of December 31, 2021 and 2020, there were no shares of preferred stock issued and outstanding.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Common Stock

On June 30, 2021, in connection with the Business Combination, the following common stock activity occurred:

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

On December 31, 2021, outstanding warrants to purchase shares of common stock are as follows:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	18,901,290	$10.00 - 11.50	LACQ warrants	Equity
(b)	1,106,108	$4.50	Share subscription facility	Equity
(c)	361,158	$7.63	Convertible note	Liability
(d)	722,317	$7.63	Convertible note	Liability
	21,090,873

a)	On June 30, 2021, as a result of the Closing, the Company assumed a total of 18,901,290 warrants previously issued by LACQ. The warrants provide holders the right to purchase common stock at a strike price of between $10.00 and $11.50 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 10,000,000 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 8,901,290 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the price of 500,000 warrants issued on June 30, 2021 from $11.50 to $10.00, resulting in an incremental increase in their fair value of $56,591, recognized in general and administrative expense.

b)	On July 2, 2021, upon public listing of the Company’s shares, the Company issued 1,106,108 warrants to purchase common stock pursuant to the share subscription facility. The warrants have a three-year life and an exercise price of $10.01 per share. The grant date fair value of the warrants, based on the $14.49 stock price on the date of issuance, was $11.6 million, and was recognized in general and administrative expense due to the uncertainty of future issuance of shares under the share subscription facility.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

On December 28, 2021, the exercise price of the warrants adjusted to $4.50 per share, as required by a down round adjustment feature of the warrant, due to common stock issued at a price below the then current exercise price. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a “Black-Scholes model”) is reflected on the consolidated statement of operations as a “deemed dividend”.

c)	On September 24, 2021, the Company issued 361,158 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $7.63 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on September 23, 2026.

d)	On November 5, 2021, the Company issued 722,317 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $7.63 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on November 4, 2026.

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	(a) LACQ warrants (grant date varies)	(b) Share subscription facility (grant date 7/2/2021)	(c) Liability classified warrants (grant date 9/24/2021)	(c) Liability classified warrants (remeasured at 12/31/2021)	(d) Liability classified warrants (grant date 11/5/2021)	(d) Liability classified warrants (remeasured at 12/31/2021)
Stock price	$14.49	14.49	$4.49	$4.70	$2.25	$4.70
Exercise price	$10.0 - 11.50	10.01	$7.63	$7.63	$7.63	$7.63
Expected term (years)	3.00	3.00	5.00	4.75	5.00	4.85
Volatility	110.0%	110.0%	94.1%	97.4%	94.1%	96.8%
Risk free rate	0.5%	0.5%	1.0%	1.3%	1.0%	1.3%

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2021 and 2020, the options outstanding under each plan were as follows:

	December 31,
	2021	2020
Legacy Plans	-	543,106
2016 Plan	-	4,034,332
2019 Directors Plan	-	151,455
2021 Omnibus Plan	4,444,068	-
Total options outstanding	4,444,068	4,728,893

Option Activity

There were no stock option grants in 2021. During the year ended December 31, 2020, the Company granted stock options to purchase an aggregate of 131,700 shares of common stock to members of the board of directors under the 2019 Directors Plan. The options vest over three years and have an exercise price of $3.35 per share. The options were converted with their existing terms into the 2021 Omnibus Plan in connection with the Business Combination.

The Company recognized within general and administrative expense stock-based compensation expense of $121,764 and $178,679 for the year ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021 and 2020, there was no stock-based compensation allocated to research and development expense.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2021:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2020	4,728,893	$2.28	6.80	$1,817,383
Granted	-	-		-
Exercised	(284,825)	0.91		472,453
Expired / Forfeited	-	-		-
Outstanding at December 31, 2021	4,444,068	2.40	6.00	10,207,306
Exercisable at December 31, 2021	4,337,971	2.38	5.90	10,055,725
Vested and expected to vest	4,444,068	2.40	6.00	10,207,306

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in 2021):

December 31, 2020
Stock price	$2.58
Exercise price	$3.35
Expected stock price volatility	124.0%
Expected term (years)	5.8
Risk-free interest rate	.27 – 1.52%
Expected dividend yield	0%

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

●	Stock price. Prior to the Business Combination, the stock price was determined by third party valuations of the Company’s common stock.

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of comparable publicly traded companies within the Company’s industry over a period approximately equal to the expected term. The comparable companies were utilized as the Company’s stock does not have sufficient historical trading activity.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

The weighted-average grant date fair value of options granted during the year ended December 31, 2020 was $2.20. There were no options granted during the year ended December 31, 2021.

As of December 31, 2021, the Company had an aggregate of $37,690 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.44 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2021
Stock options outstanding	4,444,068
Stock options available for future grant under 2021 Omnibus Incentive Plan	1,000,000
Warrants outstanding	21,090,873
Total shares of common stock reserved for future issuance	26,534,941

NOTE 10 - INCOME TAXES

Loss before provision for income taxes consisted of the following:

	December 31,
	2021	2020
United States	$(29,145,901)	$(159,275)

The federal and state income tax provision (benefit), included in general and administrative expenses in the Consolidated Statement of Operations, is summarized as follows:

	December 31,
	2021	2020
Current state provision	$-	$1,600

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate for the years ended December 31, 2021 and 2020 as follows:

	December 31,
	2021	2020
Income (benefit) taxes at statutory rates	$(6,120,640)	$(33,448)
State income tax, net of federal benefit	(131,962)	47,340
Warrants and convertible debt	1,620,341	12,776
Nondeductible executive compensation	480,248	-
Stock based compensation	(278,940)	-
Share subscription facility transaction costs	2,664,850	-
Research and development tax credits	(501,451)	-
Change in tax rates	371,784	-
Other	(139,213)	405
Change in valuation allowance	2,034,983	(27,073)
Total	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s deferred tax assets were comprised of the following as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss tax carryforwards	$25,068,127	$23,332,247
Tax credits	3,164,799	2,663,350
Stock-based compensation	915,675	1,798,263
Other	687,422	89,880
	29,836,023	27,883,740
Valuation allowance	(29,830,534)	(27,795,550)
Total deferred tax assets	5,489	88,190
Deferred tax liabilities:
Convertible notes: embedded derivatives	-	(81,603)
Other	(5,489)	(6,587)
Total deferred tax liabilities	(5,489)	(88,190)
Net deferred tax assets	$-	$-

As of December 31, 2021, the Company had federal, California and other state net operating loss (NOL) carryforwards of $95.9 million, $69.7 million and $0.4 million, respectively, net of the NOLs that will expire due to Internal Revenue Code (IRC) Section 382 limitations. The federal net operating losses generated in 2018 and after of $13.5 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year, subject to certain modifications made by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in 2020. The federal net operating losses generated prior to 2018 of $82.4 million will begin to expire in 2026 unless previously utilized. The California and other state NOL carryforwards will begin to expire in 2028 and 2041, respectively, unless previously utilized.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

In addition, as of December 31, 2021, the Company had federal and state research and development (R&D) tax credit carryforwards of $3.0 million and $1.5 million, respectively. The federal tax credit carryforwards will begin to expire in 2024 unless previously utilized. The California research tax credits do not expire.

Pursuant to the IRC Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. Although the Company has not completed a recent IRC Section 382/383 analysis, regarding the limitation of NOL and R&D credit carryforwards, the Company estimates that approximately $1.5 million of tax benefits related to NOL and R&D carryforwards acquired in 2015 will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company’s operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D credit carryforwards.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits federal NOL carryforwards and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows federal NOLs incurred in 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company’s history of net operating losses, the CARES Act is not expected to have a material impact on the Company’s financial statements.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year ending December 31,
	2021	2020
Balance at beginning of year	$968,445	$929,990
Increases (decreases) related to current year tax positions	171,977	38,455
Increases (decreases) related to prior year tax positions	(5,243)	-
Expiration of the statute of limitations for the assessment of taxes	-	-
Other	-	-
Balance at end of year	$1,135,179	$968,445

As of December 31, 2021 and 2020, the Company had unrecognized tax benefits of $1.1 million and $1.0 million, respectively. Due to the existence of the valuation allowance, none of the unrecognized tax benefits would affect the effective tax rate. The Company’s policy is to recognize interest and penalties from uncertain tax positions in income tax expense. The Company did not record any interest or penalties for the years ended December 31, 2021 or 2020 and had no accrued interest on the consolidated balance sheets as of December 31, 2021 or 2020. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2018 and state and local income tax examinations before 2017. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward. The Company is not currently under examination by the Internal Revenue Service or any state or local tax authority.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - RELATED PARTIES

The Company paid cash compensation during the year ended December 31, 2021 and 2020 of $30,909 and $129,890, respectively, to the Chief Executive Officer through a separate operating company with which the Chief Executive Officer is affiliated. As of December 31, 2021 and 2020, the Company owed $0 and $12,989, respectively, in accounts payable to the separate operating company.

The Company issued a series of convertible notes to the Chairman of the Board as described in Note 7, which totaled $2.5 million as of December 31, 2020. All outstanding notes and accrued interest converted into common stock upon the closing of the Business Combination on June 30, 2021.

As of December 31, 2021 and 2020, the Company had promissory notes outstanding which totaled $0 and $100,000, respectively, to three members of the board of directors, including the Chief Executive Officer and Chairman of the Board, as described in Note 7.

NOTE 12 - SUBSEQUENT EVENTS

On January 26, 2022, two proposals were approved at a special meeting of stockholders. The first proposal approved the issuance of shares of common stock upon the conversion of the 2021 Notes, as discussed in Note 7, and the exercise of the related warrants, in order to comply with certain Nasdaq rules. The second proposal approved an Amended and Restated 2021 Omnibus Incentive Plan, including an additional 3,000,000 shares available for future grant. Following this approval, the Company has granted a total of 1,986,000 stock options and 927,358 restricted stock units under the Plan to employees and consultants in 2022.

In the first quarter of 2022, the Company has issued 4,708,525 shares of common stock in repayment of $6.4 million in monthly redemptions of the 2021 Notes, as discussed in Note 7.

Exhibit Index

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated January 31, 2021, by and among Leisure Acquisition Corp., Ensysce Biosciences, Inc. and EB Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
3.1	Third Amended and Restated Certificate of Incorporation of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K on July 7, 2021).
3.2	Amended and Restated Bylaws of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.2 filed with the registrant’s Current Report on Form 8-K on July 7, 2021).
4.1	Warrant Agreement, dated December 1, 2017, between the Leisure Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
4.2	Common Stock Purchase Warrant in the amount of 100,000 shares of common stock of Ensysce Biosciences, Inc. dated as of August 13, 2019 (incorporated by reference to Exhibit 4.5 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
4.3	Investor Rights Agreement between Ensysce Biosciences, Inc. and the Investors listed on the signature pages thereto dated as of May 11, 2018 (incorporated by reference to Exhibit 4.6 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
4.4	Warrant Certificate issued to Gateway Casinos & Entertainment Limited (incorporated by reference to Exhibit 4.7 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
4.5	Form of Warrant Certificate issued to previous holders of Private Placement Warrants and other private warrants (incorporated by reference to Exhibit 4.8 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
4.6	Form of Senior Secured Convertible Promissory Note issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.6 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
4.7	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.1	Registration Rights Agreement, dated December 1, 2017, among Leisure Acquisition Corp. and certain securityholders (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
10.2	Warrant Purchase Agreement, dated December 1, 2017, between Leisure Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
10.3(a)	Administrative Services Agreement, dated December 1, 2017, between Leisure Acquisition Corp. and Hydra Management, LLC (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
10.3(b)	Amendment to the Administrative Services Agreement, dated August 7, 2020, between Leisure Acquisition Corp. and Hydra Management, LLC (incorporated by reference to Exhibit 10.1 filed with the registrant’s Quarterly Report on Form 10-Q on November 9, 2020).
10.3(c)	Expense Advancement Agreement, dated December 1, 2017, between Leisure Acquisition Corp., HG Vora Special Opportunities Master Fund, Ltd., Hydra Management, LLC and Matthews Lane Capital Partners LLC (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
10.4(a)	Amendment to Expense Advancement Agreement, dated June 29, 2020 (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on June 30, 2020).
10.4(b)	Amendment No. 2 to Expense Advancement Agreement, dated October 26, 2020 (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on October 29, 2020).
10.4(c)	Amendment No. 3 to Expense Advancement Agreement, dated November 30, 2020 (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on November 30, 2020).
10.4(d)	Amendment No. 4 to Expense Advancement Agreement, dated February 23, 2021 (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on February 25, 2021).

10.4(e)	Form of Amended and Restated Promissory Note relating to Expense Advancement Agreement (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on February 25, 2021).
10.5(a)	Letter Agreement, dated December 1, 2017, among the Leisure Acquisition Corp., its officers, directors and securityholders (incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
10.5(b)	Amendment to Letter Agreement, dated December 5, 2019 (incorporated by reference to Exhibit 10.6(b) filed with the registrant’s Annual Report on Form 10-K on March 10, 2020).
10.6	Contingent Forward Purchase Contract, dated December 1, 2017, between Leisure Acquisition Corp. and HG Vora Special Opportunities Master Fund, Ltd (incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
10.7(a)	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.8 filed with the registrant’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017).
10.7(b)	Form of Indemnification Agreement executed by each of the Ensysce directors and executive officers (incorporated by reference to Exhibit 10.6 filed with the registrant’s Form 10-Q initially filed on November 15, 2021).
10.8	Securities Subscription Agreement, dated September 11, 2017, between LACQ and HG Vora Special Opportunities Master Fund, Ltd (incorporated by reference to Exhibit 10.4 filed with the registrant’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017).
10.9	Securities Subscription Agreement, dated September 11, 2017, between the Leisure Acquisition Corp. and Hydra Management, LLC (incorporated by reference to Exhibit 10.5 filed with the registrant’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017).
10.10	Securities Subscription Agreement, dated September 11, 2017, between the Leisure Acquisition Corp. and Matthews Lane Capital Partners LLC (incorporated by reference to Exhibit 10.6 filed with the registrant’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017).
10.11	Exchange Agreement, dated June 7, 2021, between Leisure Acquisition Corp. and Gateway Casinos & Entertainment Limited (incorporated by reference to Exhibit 10.12(d) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.12	Fee Waiver Letter, dated November 23, 2020 (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on November 30, 2020).
10.13	Fee Waiver Letter, dated January 31, 2021 (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on February 2, 2021).
10.14	Warrant Surrender Agreement, among MLCP GLL Funding LLC, Hydra LAC, LLC, and Leisure Acquisition Corp., dated January 31, 2021 (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on February 2, 2021).
10.15	Form of Lock-up Agreement executed by each of the Ensysce’s directors and executive officers (incorporated by reference to Exhibit 10.16 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.16+	Executive Employment Agreement, by and between the Company and Dr. Lynn Kirkpatrick, dated September 14, 2021 (incorporated by reference to Exhibit 10.44 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021).
10.17	Agreement and Plan of Merger by and among the Signature Therapeutics, Inc., Signature Acquisition Corp. and the Company dated December 28, 2015 (incorporated by reference to Exhibit 10.21 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.18+	Employment Offer Letter to Richard Wright dated July 31, 2017 (incorporated by reference to Exhibit 10.24 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.19+	Executive Employment Agreement, by and between the Company and Geoffrey Birkett, dated August 21, 2021 (incorporated by reference to Exhibit 10.45 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021)
10.20+	Employment Agreement between the Company and David Humphrey dated February 11, 2021 (incorporated by reference to Exhibit 10.26 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).

10.21+	Amendment to Offer Letter between the Company and David Humphrey dated February 23, 2021 (incorporated by reference to Exhibit 10.27 filed with the the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.22*+	Amended and Restated 2021 Omnibus Incentive Plan
10.22(a)*+	Amended and Restated 2021 Omnibus Incentive Plan Form of Stock Option Grant Notice and Award Agreement
10.23	Share Purchase Agreement between the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date and form of Warrant to Purchase Common Shares of Ensysce Biosciences, Inc. issued by the Company to GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.29 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.24†	Technology Transfer Agreement by and among the Company, Covistat, Inc., Mucokinetica, Ltd., Roderick Hall and Peter Cole dated August 5, 2020 (incorporated by reference to Exhibit 10.30 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.25†+	Consulting Agreement between Roderick Hall and Covistat, Inc. dated August 5, 2020 (incorporated by reference to Exhibit 10.31 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.26†+	Consulting Agreement between Peter Cole and Covistat, Inc. dated August 5, 2020 (incorporated by reference to Exhibit 10.32 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.27	Manufacturing Agreement between Recro Gaineville LLC and the Company dated September 11, 2019 (incorporated by reference to Exhibit 10.35 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.28(a)	Form of Exchange Agreement between Leisure Acquisition Corp. and the holders of Private Placement Warrants (incorporated by reference to Exhibit 10.36(a) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.28(b)	Form of Exchange Agreement to be entered into by the Company with each of the Sponsors and the Strategic Investor (incorporated by reference to Exhibit 10.36(b) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.29	10.0% Convertible Promissory Note issued by the Company to Feliciano Global Enterprises Inc. on January 28, 2021 (incorporated by reference to Exhibit 10.37 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.30(a)	Email Agreement, dated January 31, 2021, between the Company and DelMorgan Group LLC (incorporated by reference to Exhibit 10.38(a) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.30(b)	First Amendment to the Email Agreement, dated June 7, 2021, between the Company and DelMorgan Group LLC (incorporated by reference to Exhibit 10.38(b) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.30(c)*	Settlement Agreement and Mutual General Release among the Company, Dr. Lynn Kirkpatrick, DelMorgan Group LLC and Globalist Capital LLC, dated August 3, 2021.
10.31(a)	Engagement Agreement with David L. Kovacs (a portion of Appendix B to the exhibit has been omitted)(incorporated by reference to Exhibit 10.37 filed with Ensysce Biosciences, Inc.’s Registration Statement on Form S-1 (File No.333-258609) initially filed on August 9, 2021.
10.31(b)*	Stock Option Grant Notice and Award Agreement granted February 14, 2022 to David L. Kovacs
10.32(a)	Engagement Agreement with Mercury FundingCo, LLC (a portion of Appendix B to the exhibit has been omitted) (incorporated by reference to Exhibit 10.38 filed with Ensysce Biosciences, Inc.’s Registration Statement on Form S-1 (File No.333-258609) initially filed on August 9, 2021).
10.32(b)*	Stock Option Grant Notice and Award Agreement granted February 14, 2022 to David Tanzer.
10.33(a)†	Securities Purchase Agreement, dated September 24, 2021 by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.33(b)	Registration Rights Agreement, dated September 24, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.33(c)	Subsidiary Guarantee, dated September 24, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).

10.33(d)†	Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.33(e)	Patent Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.33(f)	Letter Agreement, dated December 27, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K initially filed on December 27, 2021).
10.33(g)	Second Letter Agreement, dated January 16, 2022, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K initially filed on January 18, 2022).
21.1*	List of Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
31.1*++	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*++	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
(104)	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain schedules (or similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or 601(b)(2), as applicable. The registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.
+	Denotes compensatory plans or arrangements or management contracts.
++	This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Ensysce for purposes of Section 18 or any other provisions of the Exchange Act.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, State of California, on March 31, 2022.

ENSYSCE BIOSCIENCES, INC.

By:	/s/ Dr. Lynn Kirkpatrick
Name:	Dr. Lynn Kirkpatrick
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 31, 2022.

Name		Title

By:	/s/ Dr. Lynn Kirkpatrick	President, Chief Executive Officer and Director
	Dr. Lynn Kirkpatrick	(Principal Executive Officer)

By:	/s/ David Humphrey	Chief Financial Officer, Secretary and Treasurer
	David Humphrey	(Principal Financial and Accounting Officer)

By:	/s/ Andrew Benton	Director
Andrew Benton

By:	/s/ William Chang	Director
William Chang

By:	/s/ Bob Gower	Director and Chairman of the Board
Bob Gower

By:	/s/ Adam Levin	Director
Adam Levin

By:	/s/ Steve Martin	Director
Steve Martin

By:	/s/ Lee Rauch	Director
Lee Rauch

By:	/s/ Curtis Rosebraugh	Director
Curtis Rosebraugh

