Form 10-Q
period 2022-03-31
Ensysce Biosciences, Inc.
filed 2022-05-12
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-38306

Ensysce Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7946 Ivanhoe Avenue, Suite 201 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 263-4196

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ENSC	The Nasdaq Stock Market LLC
Warrants to purchase one share of Common Stock	ENSCW	OTC Pink Open Market

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

As of May 9, 2022, the registrant had 34,560,952 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

●	the risk that Ensysce’s lead product candidate PF614 and PF614-MPAR™ may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by Ensysce on third-party contract research organizations, or CROs, for its research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of Ensysce’s product candidates;

●	the risk that Ensysce’s clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by Ensysce or third parties;

●	the risk that the potential product candidates that Ensysce develops may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Quarterly Report on Form 10-Q;

●	the risk that Ensysce will be unable to successfully market or gain market acceptance of its product candidates;

●	the risk that Ensysce’s product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that Ensysce has overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which Ensysce depends for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that Ensysce’s business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic;

●	the risk that Ensysce will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of Ensysce’s management team;

●	changes in Ensysce’s regulatory environment;

●	Ensysce’s need for additional financing to fund its operations and research and development;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in Ensysce’s industry;

●	Ensysce’s ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;

●	the risk that our common stock will be suspended from trading on Nasdaq;

●	the ability to meet and maintain applicable listing standards of the Nasdaq; and

●	other factors disclosed in this Quarterly Report on Form 10-Q.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on Ensysce’s current expectations and beliefs concerning future developments and their potential effects Ensysce. There can be no assurance that future developments affecting Ensysce will be those that Ensysce has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond Ensysce’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, the occurrence of the events described in the “Risk Factors” in our Annual Report on Form 10-K may adversely affect Ensysce. Ensysce will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

i

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
Aggregate Limit	Up to $60 million of gross proceeds with respect to the GEM Agreement
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
CROs	Contract research organizations
Ensysce	Ensysce Biosciences, Inc.
Exchange Act	Securities Exchange Act of 1934
FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GYBL	GEM Yield Bahamas Limited
IND	Investigational New Drug
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPARTM overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPARTM abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
SPA	Securities Purchase Agreement, dated as of September 24, 2021, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,440,952	$12,264,736
Unbilled receivable	808,601	441,721
Right-of-use asset	17,609	24,721
Prepaid expenses and other current assets	2,391,240	2,931,415
Total current assets	11,658,402	15,662,593
Property and equipment, net	-	-
Other assets	713,090	754,756
Total assets	$12,371,492	$16,417,349
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$959,630	$301,104
Accrued expenses and other liabilities	1,751,506	3,407,533
Lease liability	17,716	24,874
Notes payable and accrued interest ($6,073,057 and $12,358,886 at fair value at March 31, 2022 and December 31, 2021, respectively)	6,073,057	12,748,155
Total current liabilities	8,801,909	16,481,666
Long-term liabilities:
Notes payable, net of current portion (at fair value)	1,586,901	4,440,951
Other long-term liabilities	871,409	3,652,790
Total long-term liabilities	2,458,310	8,093,741
Total liabilities	$11,260,219	$24,575,407
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at March 31, 2022 (unaudited) and December 31, 2021	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 29,968,787 and 24,662,904 shares issued at March 31, 2022 (unaudited) and December 31, 2021, respectively; 29,949,032 and 24,643,149 shares outstanding at March 31, 2022 (unaudited) and December 31, 2021, respectively	2,995	2,464
Additional paid-in capital	88,900,164	77,964,860
Accumulated deficit	(87,512,253)	(85,845,567)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	1,390,906	(7,878,243)
Noncontrolling interests in stockholders’ equity (deficit)	(279,633)	(279,815)
Total stockholders’ equity (deficit)	1,111,273	(8,158,058)
Total liabilities and stockholders’ equity (deficit)	$12,371,492	$16,417,349

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Federal grants	$603,098	$250,576
Operating expenses:
Research and development	3,140,096	284,378
General and administrative	2,265,806	490,471
Total operating expenses	5,405,902	774,849
Loss from operations	(4,802,804)	(524,273)
Other income (expense):
Change in fair value of derivative liabilities	-	(39,585)
Change in fair value of convertible notes	2,767,178	-
Change in fair value of liability classified warrants	2,794,398	-
Loss on debt conversions	(1,702,642)	-
Interest expense	(15,021)	(347,834)
Other income and expense, net	7,966	-
Total other income (expense), net	3,851,879	(387,419)
Net income (loss)	$(950,925)	$(911,692)
Net income (loss) attributable to noncontrolling interests	182	(3,961)
Deemed dividend related to warrants down round provision	715,579	-
Net loss attributable to common stockholders	$(1,666,686)	$(907,731)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.06)
Weighted average common shares outstanding, basic and diluted	27,287,618	15,834,185

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2020	239,465,160	$5,987	$49,511,927	$(55,958,716)	$(217,625)	$(6,658,427)
Retroactive application of recapitalization	(223,696,435)	(4,410)	4,410	-	-	-
Balance on December 31, 2020, after effect of reverse recapitalization	15,768,725	1,577	49,516,337	(55,958,716)	(217,625)	(6,658,427)
Exercise of stock options	284,825	28	262,834	-	-	262,862
Stock-based compensation	-	-	43,820	-	-	43,820
Net loss	-	-		(907,731)	(3,961)	(911,692)
Balance on March 31, 2021	16,053,550	$1,605	$49,822,991	$(56,866,447)	$(221,586)	$(7,263,437)

Balance on December 31, 2021	24,643,149	$2,464	$77,964,860	$(85,845,567)	$(279,815)	$(8,158,058)
Consultant compensation	50,000	5	54,245	-	-	54,250
Conversions of convertible notes	4,708,525	471	8,074,872	-	-	8,075,343
Settlement of restricted stock units	547,358	55	(55)	-	-	-
Stock-based compensation	-	-	2,090,663	-	-	2,090,663
Deemed dividend related to warrants down round provision	-	-	715,579	(715,579)	-	-
Net loss	-	-	-	(951,107)	182	(950,925)
Balance on March 31, 2022	29,949,032	$2,995	$88,900,164	$(87,512,253)	$(279,633)	$1,111,273

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(950,925)		$(911,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-		51
Gain on sale of asset	(4,500)		-
Accrued interest	15,021		173,422
Accretion of discounts on promissory notes	-		174,413
Change in fair value of embedded derivative	-		39,586
Change in fair value of liability classified warrants	(2,794,398)		-
Change in fair value of convertible notes	(2,767,178)		-
Stock-based compensation	402,434		43,820
Lease cost	(46)		(589)
Loss on debt conversions	1,702,642		-
Changes in operating assets and liabilities:
Unbilled receivable	(366,880)		-
Prepaid expenses and other assets	581,840		51,244
Accounts payable	658,526		(92,184)
Accrued expenses and other liabilities	86,450		4,780
Net cash used in operating activities	(3,437,014)		(517,149)
Cash flows from investing activities:
Proceeds from sale of asset	4,500		-
Net cash provided by investing activities	4,500		-
Cash flows from financing activities:
Proceeds from issuance of promissory notes	-		50,000
Proceeds from issuance of promissory notes to related parties	-		300,000
Proceeds from exercise of stock options	-		262,862
Repayment of financed insurance premiums	(391,270)		-
Net cash (used in) provided by financing activities	(391,270)		612,862
Increase (decrease) in cash and cash equivalents	(3,823,784)		95,713
Cash and cash equivalents beginning of period	12,264,736		194,214
Cash and cash equivalents end of period	$8,440,952		$289,927

Supplemental cash flow information:
Income tax payments	$-		$1,600
Supplemental disclosure of non-cash investing and financing activities:
Fair value of embedded derivative at issuance	$-		$3,052
Deferred transaction costs in accounts payable	$-		$596,975
Deferred transaction costs in accrued expenses and other liabilities	$-		$200,927
Stock-based compensation	$1,742,479	$
Conversions of convertible notes into common stock	$6,372,701		$-
Deemed dividend related to warrants down round provision	$715,579		$-

The accompanying notes are an integral part of these consolidated financial statements.

ENSYSCE BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its subsidiary, Covistat Inc. (“Covistat”) and its wholly owned subsidiaries EBI Operating, Inc. and EBI OpCo, Inc. (collectively, the “Company”), is a clinical-stage biotech company using its two novel proprietary technology platforms to develop what the Company believe to be safer prescription drugs. The primary focus of the Company is developing abuse and overdose resistant pain drugs, with a clinical stage program for the abuse resistant, TAAP (Trypsin Activated Abuse Protection) opioid product candidate, PF614. In addition, the Company is developing its MPARTM (Multi-Pill Abuse Resistant) technology for overdose protection which will be applied to the PF614 program. In 2019, the Company commenced discovery work applying its TAAP and MPARTM technology to a methadone prodrug for use in the treatment of Opioid Use Disorder (OUD).

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2021, which may be found in the Company’s Form 10-K filed with the SEC on March 31, 2022.

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

The Company has not generated any product revenue and had an accumulated deficit of $87.5 million at March 31, 2022. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company executed a share subscription facility with an investment group. Under the agreement, the investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company will control the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. On June 30, 2021, the Company consummated the Business Combination with LACQ, resulting in the Company’s shares becoming publicly listed on Nasdaq on July 2, 2021. Concurrent with the public listing of the Company’s shares, the Company issued to the investor 1,106,108 warrants with a five-year term to purchase common stock of Ensysce at an exercise price of $10.01 per share (Note 8). The Company must pay a commitment fee to the investor of $1.2 million with $800,000 due on the first anniversary of the public listing date and $400,000 due on the 18-month anniversary of the public listing date. The commitment fee can be paid from the proceeds of a draw against the facility or in freely tradable common stock of the Company.

In September 2021, the Company entered into a $15.9 million convertible note financing agreement with institutional investors (the “2021 Notes”) (See Note 7 for additional information). The agreement limits the Company’s ability to execute certain debt and equity financings, including its existing $60.0 million share subscription facility, while the convertible notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to fund current planned operations. While the Company believes in the viability of its strategy to ultimately realize revenues and in its ability to raise additional funds, management cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve profitable operations. As a result, these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months following the date these consolidated financial statements were issued.

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

Property and Equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. No depreciation expense was recognized for the three months ended March 31, 2022. Depreciation expense of $51 was recognized for the three months ended March 31, 2021. Depreciation expense is classified in general and administrative expense in the accompanying consolidated statements of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the three months ended March 31, 2022 and 2021.

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

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.
Level 3:	Unobservable inputs which are supported by little, or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company evaluates assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them for each reporting period. This determination requires significant judgments to be made by the Company.

As of March 31, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

2021 Notes

In 2021, the Company issued convertible notes with a face value of $15.9 million. The Company elected the fair value option to account for the convertible notes as it believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option and redemption feature. The fair value estimate of the 2021 Notes was based on a discounted cash flow model and a Monte Carlo model, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion used in the Monte Carlo model. Changes in the fair value of the notes are recognized in other income (expense) for each reporting period. Refer to Note 7 for details of the terms and conditions of the 2021 Notes.

Warrants

In 2021, the Company issued liability classified warrants in connection with the issuance of the 2021 Notes. The warrants were liability classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$7,659,958	$-	$-	$7,659,958
Liability classified warrants	509,190	-	-	509,190
Total	$8,169,148	$-	$-	$8,169,148

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$16,799,837	$-	$-	$16,799,837
Liability classified warrants	3,303,588	-	-	3,303,588
Total	$20,103,425	$-	$-	$20,103,425

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities:

	Total	Convertible notes	Liability classified warrants
Fair value, December 31, 2021	$20,103,425	$16,799,837	$3,303,588
Conversions	(6,372,701)	(6,372,701)	-
Change in fair value	(5,561,576)	(2,767,178)	(2,794,398)
Fair value, March 31, 2022	$8,169,148	$7,659,958	$509,190

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended March 31,
	2022	2021
MPAR	$504,470	$73,726
OUD	98,628	176,850
Total	$603,098	$250,576

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the three months ended March 31, 2022 and 2021, stock-based compensation costs are recorded in general and administrative expenses and research and development expenses in the consolidated statements of operations.

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

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(1,666,686)	$(907,731)

Denominator:
Weighted average shares outstanding, basic	27,287,618	15,834,185
Weighted average dilutive stock options	-	-
Weighted average shares outstanding, diluted	27,287,618	15,834,185

Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.06)

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Stock options	5,786,814	4,614,059
Warrants	21,090,873	19,755
Total	26,877,687	4,633,814

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2021 and interim periods within that year. On January 1, 2022, the Company adopted ASU 2019-12 and did not have a significant impact on the consolidated financial statements.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Prepaid insurance	$1,793,164	$2,124,008
Prepaid research and development	455,472	733,234
Other prepaid expenses	142,604	74,173
Total prepaid expenses and other current assets	$2,391,240	$2,931,415

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Share subscription facility commitment fees	$800,000	$800,000
Accrued research and development	398,618	388,997
Professional fees	266,228	138,086
Bonus accrual	134,413	610,000
Accrued scientific advisory board fees	60,032	60,032
Consultant stock compensation expenses	-	1,342,479
Other accrued liabilities	92,215	67,939
Total accrued expenses and other liabilities	$1,751,506	$3,407,533

Other long-term liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Share subscription facility commitment fees	$362,219	$349,202
Liability classified warrants	509,190	3,303,588
Total other long-term liabilities	$871,409	$3,652,790

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2022, the Company’s commitments included an estimated $15.8 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of March 31, 2022 and December 31, 2021, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

In August 2020, the Company entered into an agreement to lease office space. The lease commencement date was October 1, 2020 and was subsequently amended to extend the term of the lease through October 31, 2022 with no option to renew. The amendment resulted in a modification of the lease under ASC 842 and the Company remeasured the lease liability as of the amendment date.

As of March 31, 2022, the future lease payments totaled $17,716.

The Company recognized total rent expense of $7,834 and $12,379 in the three months ended March 31, 2022, and 2021, respectively.

Compensation Subject to Shareholder Approval

In July 2021, the Company engaged two consultants to perform certain public and investor relations services in consideration for warrants to purchase 500,000 shares of common stock with a five-year term and an exercise price of $6.28 each, 50,000 shares of common stock each, and 200,000 restricted stock units each. The restricted stock units vest over one year, with 50% based on continued service and 50% contingent upon certain market conditions. These equity awards were contingent upon shareholder approval of an amended and restated 2021 Omnibus Plan at a special shareholder meeting in January 2022, whereby the warrants were replaced by non-qualified stock options with similar terms. As the original terms of the awards did not satisfy the grant date criteria for an equity award, as of December 31, 2021, the Company recorded a liability $1,342,479 to reflect the estimated value of services received during the period. On February 14, 2022, the equity awards were granted, and the Company reclassified the outstanding liability to stockholders’ equity. During the three months ended March 31, 2022 the Company reclassified the existing balance of the liability to equity and recorded an additional $87,208 of consultant compensation to general and administrative expense as a result of the vesting schedule of the restricted stock units.

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of March 31, 2022:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2021 Notes	$7,627,778	$78,509	$(46,329)	$7,659,958
Total	$7,627,778	$78,509	$(46,329)	$7,659,958

The following table provides a summary of the Company’s outstanding debt as of December 31, 2021:

	Principal balance	Accrued interest	Fair value Adjustment	Net debt balance
2021 Notes	$13,647,341	$159,435	$2,993,061	$16,799,837
Finance Insurance	385,187	4,082	-	389,269
Total	$14,032,528	$163,517	$2,993,061	$17,189,106

The interest expense recognized for notes payable (excluding the 2021 Notes) was as follows:

	Three months ended March 31,
	2022	2021
Stated interest accrual	$2,004	$109,381
Debt discount amortization	-	174,412
Total	$2,004	$283,793

2021 Notes

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

The proceeds of the 2021 Notes shall be used for working capital purposes subject to certain customary restrictions and secured by the Company’s rights to its patents and licenses. The Company may not issue any additional debt or equity without the prior written consent of the holders.

The 2021 Notes mature on June 23, 2023 for the first closing, and August 4, 2023 for the second closing. The 2021 Notes bear interest at a rate of 5% per annum, in addition to an original issue discount of 6%. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the debt.

The Company elected to apply the fair value option to the measurement of the 2021 Notes. The total initial fair value of the debt at issuance was $15.9 million. The Company recorded total issuance costs of $1.9 million representing investment banking and legal fees of $1.0 million and original issue discounts of $0.9 million. After multiple conversions since issuance, the Company remeasured the fair value as of March 31, 2022 and recognized a gain of $2.8 million as the fair value of the 2021 Notes had decreased to $7.7 million due to a decrease in the value of the conversion option resulting from a decrease in the price of the Company’s common stock. The March 31, 2022 fair value measurement includes the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium) and thus a separate amount is not reflected on the consolidated statements of operations. If presented separately, the total amount of interest expense (after consideration of the conversions) at March 31, 2022 would be $123,220.

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

The following table provides a summary of the Company’s 2021 Notes conversions during the three months period ending March 31, 2022:

	Shares	Conversion Price	Conversion Value
January 3, 2022	535,249	$2.83	$1,517,054
February 3, 2022	1,354,423	$1.58	2,145,135
March 1, 2022	2,818,853	$0.96	2,710,512
Total	4,708,525		$6,372,701

During the three months ending March 31, 2022, the company recognized $1.7 million of loss on debt conversions related to the monthly conversions, resulting from the difference between the conversion price and the average of the high and low stock price on the date of conversion. Such expense is reported under other income (expense), net in the consolidated statements of operations.

Financed insurance premiums

During the year ended December 31, 2021, the Company financed its director and officer liability insurance in the amount of $867,300, of which the note was paid in full as of March 31, 2022. The Company expensed $2,004 of interest for the three months ended March 31, 2022.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, in connection with the Business Combination, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

On June 30, 2021, in connection with the Closing, the following common stock activity occurred:

●	16,053,550 shares of common stock were issued to holders of Former Ensysce common stock.

●	6,219,268 shares of common stock outstanding were assumed by the Company.

●	1,357,968 shares of common stock were issued in settlement of $5.8 million of convertible debt.

●	19,755 shares of restricted common stock were issued in exchange for previously outstanding warrants to purchase Former Ensysce common stock.

●	500,000 shares of common stock were issued in settlement of a termination agreement with a strategic advisor dated January 2021.

●	125,000 shares of common stock were issued in settlement of deferred underwriting costs.

Warrants

On March 31, 2022, outstanding warrants to purchase shares of common stock are as follows:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	18,901,290	$10.00 - 11.50	LACQ warrants	Equity
(b)	1,106,108	$0.96	Share subscription facility	Equity
(c)	361,158	$7.63	Convertible note	Liability
(d)	722,317	$7.63	Convertible note	Liability
	21,090,873

a)	On June 30, 2021, as a result of the closing of the Business Combination, the Company assumed a total of 18,901,290 warrants previously issued by LACQ. The warrants provide holders the right to purchase common stock at a strike price of between $10.00 and $11.50 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 10,000,000 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 8,901,290 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the exercise price of 500,000 warrants issued on June 30, 2021 from $11.50 to $10.00.

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

On December 28, 2021, January 3, 2022, February 1, 2022 and March 1, 2022 the exercise price of the warrants adjusted to $4.50 per share, $2.83 per share, $1.58 per share, and $0.96 per share, respectively, as required by a down round adjustment feature of the warrant, due to common stock issued at a price below the then current exercise price. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a “Black-Scholes model”) is reflected on the consolidated statement of operations as a “deemed dividend.”

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

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	(a) LACQ warrants (grant date varies)	(b) Share subscription facility (grant date 7/2/2021)	(b) Share subscription facility (remeasurement date varies)
Stock price	$14.49	$14.49	$1.26 - 4.29
Exercise price	$10.0 - 11.50	$10.01	$0.96 - 2.83
Expected term (years)	3.00	3.00	2.34 - 2.49
Volatility	110.0%	110.0%	113.8% - 117.2%
Risk free rate	0.5%	0.5%	1.04% - 1.47%

	(c) Liability classified warrants (grant date 9/24/2021)	(c) Liability classified warrants (remeasured at 3/31/22)	(d) Liability classified warrants (grant date 11/5/2021)	(d) Liability classified warrants (remeasured at 3/31/22)
Stock price	$4.49	$1.14	$2.25	$1.14
Exercise price	$7.63	$7.63	$7.63	$7.63
Expected term (years)	5.00	4.50	5.00	4.60
Volatility	94.1%	99.4%	94.1%	98.6%
Risk free rate	1.0%	2.4%	1.0%	2.4%

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

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”), which was approved by LACQ’s board and subsequently LACQ’s stockholders at a special stockholder meeting on June 28, 2021. The 2021 Omnibus Plan provides for the conversion with existing terms of the 4,444,068 options outstanding under Former Ensysce stock plans and reserves for issuance an additional 1,000,000 shares for future awards under the 2021 Omnibus Plan. On January 26 2022, the 2021 Omnibus Plan was amended and restated to include an additional 3,000,000 shares available for future grant. No further awards may be made under the Former Ensysce stock plans.

The Company recognized within general and administrative expense stock-based compensation expense of $373,944 and $43,820 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation expense of $28,490 and $0, respectively, within research and development expense. The stock-based compensation expense consisted of expense associated with stock options, restricted stock units and other compensation shares issued to non-employee consultants.

Option Activity

During the three months ended March 31, 2022, the Company granted stock options to purchase an aggregate of 1,986,000 shares of common stock to employees, consultants and members of the Board. The options vest over periods between 0 and 4 years and have an exercise price of between $1.08 and $6.28 per share. There were no stock option grants in 2021.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2022:

		Weighted average
	Options	Exercise price	Remaining contractual life (years)	Intrinsic value
Outstanding at December 31, 2021	4,444,068	$2.40	6.00	$10,207,306
Granted	1,986,000	4.33	-	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at March 31, 2022	6,430,068	3.00	7.02	960
Exercisable at March 31, 2022	5,469,714	3.11	6.54	-
Vested and expected to vest	6,430,068	3.00	7.02	960

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in 2021):

Three Months Ended
March 31, 2022
Stock price	$1.08 - $1.61
Exercise price	$1.08 - $6.28
Expected stock price volatility	76.12 - 95.87%
Expected term (years)	5.19 – 10.00
Risk-free interest rate	1.52% - 2.20%
Expected dividend yield	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.
●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 was $1.01. There were no options granted during the three months ended March 31, 2021.

As of March 31, 2022, the Company had an aggregate of $924,175 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.6 years.

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 927,358 restricted stock unit (“RSU”) awards (weighted-average fair value per share of $1.04), issued 547,358 shares of common stock for vested RSU awards (weighted average fair value per share of $1.23) and cancelled 50,000 RSU awards. The remaining 330,000 RSU awards (weighted average fair value per share of $0.88) outstanding are subject to time-based and market vesting conditions and are scheduled to vest by December 2023. The estimated fair value of each of the Company’s RSU awards was determined on the date of grant based on the closing price of the Company’s common stock on the previous trading date.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

March 31, 2022
Awards outstanding under the 2021 Omnibus Incentive Plan	6,760,068
Awards available for future grant under 2021 Omnibus Incentive Plan	1,136,642
Warrants outstanding	21,090,873
Total shares of common stock reserved for future issuance	28,987,583

NOTE 10 - RELATED PARTIES

The Company paid cash compensation during the three months ended March 31, 2021 of $33,146 to the Chief Executive Officer through a separate operating company with which the Chief Executive Officer is affiliated. There were no such payments in the three months ended March 31, 2022.

NOTE 11 - SUBSEQUENT EVENTS

In the second quarter of 2022, in connection with the monthly redemption schedule (described in Note 7), the Company issued 4,511,920 shares of common stock as a result of monthly conversions of $4.3 million of the 2021 Notes.

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

Overview

Ensysce Biosciences, Inc. is a clinical stage pharmaceutical company seeking to develop innovative solutions for severe pain relief while reducing the fear of addiction and the potential for opioid misuse, abuse and overdose. We have also incorporated a 79.2%-owned subsidiary, Covistat, a clinical stage pharmaceutical company that is developing a compound utilized in Ensysce’s overdose protection program for the treatment of respiratory diseases. Our lead product candidate, PF614, is an extended release TAAP prodrug of oxycodone. TAAP modification of prescription drugs removes the ability to crush, chew or manipulate and inject to achieve the medication more quickly than by swallowing. MPAR™ adds a layer of overdose protection to each TAAP product.

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

We have incurred significant operating losses since inception. As of March 31, 2022, we had an accumulated deficit of $87.5 million. We expect to continue to incur net losses for the foreseeable future, and we expect our clinical development expenses, and general and administrative expenses to continue to increase. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

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

Other income (expense)

Change in fair value of derivative liabilities

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

Change in fair value of convertible notes

We elected the fair value option to account for the 2021 Notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. We use a discounted cash flow model and a Monte Carlo analysis to estimate the fair value of the notes, both of which rely on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period.

Change in fair value of liability classified warrants

The warrants issued with the 2021 Notes were liability classified due to certain cash settlement features. We use a Black-Scholes option pricing model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized through earnings for each reporting period.

Loss on debt conversions

When conversions on the 2021 Notes occur, we calculate the difference between the conversion price and the average of the high and low stock price on the date of conversion. The resulting difference is either a loss if the conversion price was below the average of the high and low stock price on the date of conversion or a gain if the conversion price was above the average of the high and low stock price on the date of conversion.

Interest expense

Interest expense consists of interest accrued on our financed directors and officer insurance as well as imputed interest on the commitment fees related to the share subscription facility.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Federal grants	$603,098	$250,576	$352,522
Operating expenses:
Research and development	3,140,096	284,378	2,855,718
General and administrative	2,265,806	490,471	1,775,335
Total operating expenses	5,405,902	774,849	4,631,053
Loss from operations	(4,802,804)	(524,273)	(4,278,531)
Other income (expense):
Change in fair value of derivative liabilities	-	(39,585)	39,585
Change in fair value of convertible notes	2,767,178	-	2,767,178
Change in fair value of liability classified warrants	2,794,398	-	2,794,398
Loss on debt conversions	(1,702,642)	-	(1,702,642)
Interest expense	(15,021)	(347,834)	332,813
Other income and expense, net	7,966	-	7,966
Total other income (expense), net	3,851,879	(387,419)	4,239,298
Net loss	$(950,925)	$(911,692)	$(39,223)
Net income (loss) attributable to noncontrolling interests	182	(3,961)	4,143
Deemed dividend related to warrants down round provision	715,579	-	715,579
Net loss attributable to common stockholders	$(1,666,686)	$(907,731)	$(758,955)

Federal grant funding

Funding from federal grants for the three months ended March 31, 2022 and 2021 totaled $0.6 million and $0.3 million, respectively, representing an increase of $0.3 million. Funding increased by $0.4 million under the MPAR Grant, offset by a decrease of $0.1 million under the OUD Grant, due to the timing of research activities eligible for funding. We expect that funding from federal grants may generally increase in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the three months ended March 31, 2022 and 2021 were $3.1 million and $0.2 million, respectively, representing an increase of $2.9 million. The increase was primarily the result of increased external research and development costs related to preclinical and clinical programs for PF614 and PF614-MPAR™. We do not currently track expenses on a program-by-program basis. We expect research and development expenses to increase in the future due to planned clinical trials and higher preclinical and clinical development costs for our product candidates.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $2.3 million and $0.5 million, respectively, representing an increase of $1.8 million. The increase was primarily a result of increased expenses related to operating as a public company, including legal and accounting fees and director and officer insurance expenses. We expect general and administrative expenses in the future to approximate current levels.

Other income and expense

Changes in fair value of convertible notes and liability classified warrants for the 2022 period relate to the 2021 Notes. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2021 period.

Interest expense decreased $0.3 million in the 2022 period due to the conversion of outstanding convertible notes on June 30, 2021 and because interest expense associated with the 2021 Notes is reflected in the fair value adjustments instead of separately presented as interest expense.

Liquidity and capital resources

Sources of liquidity and capital

As of March 31, 2022, we had $8.4 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of March 31, 2022, we had an accumulated deficit of $87.5 million.

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

Current remaining funding under two approved federal research grants totals $4.1 million and is expected to be utilized by December 31, 2022. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

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

Pursuant to the GEM Agreement, we are entitled to draw down up to $60.0 million of gross proceeds (“Aggregate Limit”) from GEM Global in exchange for shares of our common stock, subject to meeting the terms and conditions of the GEM Agreement. This share subscription facility is available for a period of 36 months from the closing date of the Business Combination. A draw down is subject to limitations on the amount that is drawn under the facility and must comply with certain conditions precedent including the listing of our shares on a principal market (which includes Nasdaq), having the necessary number of shares that are issuable pursuant to the draw down registered under an effective registration statement, and other notice and timing requirements. Upon our valid exercise of a draw down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global is required to pay, in cash, a per-share amount equal to 90% of the average closing bid price of the shares of our common stock recorded by Nasdaq during the 30 consecutive trading days commencing on the first trading day that is designated on the draw down notice. In no event may our draw down requests exceed 400% of the average daily trading volume for the 30 trading days immediately preceding the date we deliver the draw down notice. Our ability to utilize this share subscription facility is restricted while the 2021 Notes are outstanding.

Upon the closing of the Business Combination, GEM Global became entitled to a commitment fee in the form of cash or freely tradeable shares of our common stock in an amount equal to 2% of the Aggregate Limit or $1.2 million to be paid in two tranches. The commitment fee for the first tranche, which is equal to 67% of the commitment fee, or $800,000, becomes payable on the first anniversary of the closing of the Business Combination and the commitment fee for the second tranche, which is equal to the remaining 33% of the commitment fee, or $400,000, becomes payable on the eighteen-month anniversary of the closing of the Business Combination.

Additionally, we issued a warrant with a 36-month term at the closing of the Business Combination granting GEM Global the right to purchase 1,106,108 shares of our common stock (an amount equal to 4% of the total number of our common stock outstanding as of the closing date of the Business Combination (subject to adjustments described below), calculated on a fully diluted basis), at a strike price per share equal to $10.01, which was the closing bid price for such common stock on the first day of trading on Nasdaq. The strike price was reduced to $4.50 per share at December 31, 2021 because of a pricing adjustment per the GEM Agreement. The warrant can be exercised on a cashless basis in part or in whole at any time during the term. Any failure by us to timely transfer the shares under the warrant pursuant to GEM Global’s exercise will entitle GEM Global to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits, and issuances of additional common shares at a price per share less than the exercise price.

The GEM Agreement contains certain negative covenants restricting us from securing a share subscription line similar to the financing provided under the GEM Agreement and requiring prompt notice of events constituting an alternate transaction. An “alternate transaction” includes an issuance of common stock at a price less than the then current market price, an “at-the-market” offering of securities, and an issuance of options, warrants, or similar rights of subscription or the issuance of convertible equity or debt securities.

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

On September 24, 2021, we entered the SPA for an aggregate financing of $15.0 million with institutional investors. The Company issued to the investors (i) 2021 Notes in the aggregate principal amount of $15.9 million for an aggregate purchase price of $15.0 million and (ii) warrants to purchase 1,083,475 shares of the Company’s common stock in the aggregate at an exercise price of $7.63 per share. The SPA limits our ability to execute certain debt and equity financings, including our existing $60.0 million share subscription facility, while the 2021 Notes remain outstanding.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,437,014)	$(517,149)
Net cash provided by investing activities	4,500	-
Net cash provided by (used in) financing activities	(391,270)	612,862
Net increase (decrease) in cash and cash equivalents	$(3,823,784)	$95,713

Operating activities

During the three months ended March 31, 2022 and 2021, we used cash in operating activities of $3.4 million and $0.5 million, respectively. The increase primarily resulted from the clinical advancement of our product candidates and increased costs related to operating as a public company.

Investing activities

During the three months ended March 31, 2022, net cash provided by investing activities was $4,500 from the sale of certain property and equipment. There were no comparable activities for the three months ended March 31, 2021.

Financing activities

During the three months ended March 31, 2022, net cash used in financing activities was $0.4 million, primarily consisting of repayment of financed insurance premiums. During the three months ended March 31, 2021, net cash provided by financing activities was $0.6 million, primarily consisting of proceeds from the issuance of promissory notes to related parties and from the exercise of stock options.

Funding requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, since the completion of the Business Combination, we incur costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

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

Going concern

We have generated limited revenues and have incurred significant operating losses since our inception and, as of March 31, 2022, had an accumulated deficit of $87.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future.

Following the completion of the Business Combination and public listing of our common stock on Nasdaq, we had access to up to $60.0 million from a share subscription facility entered into in December 2020. The 2021 Notes limit our ability to execute certain debt and equity financings, including its existing $60.0 million share subscription facility, while the 2021 Notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to allow us to fund current planned operations through the next 12 months following the filing of this Quarterly Report on Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2022 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Material Weaknesses and Remediation Plan

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020, and our unaudited interim consolidated financial statements for the three months ended March 31, 2022 and 2021, we concluded that there were material weaknesses in our internal controls over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficient internal controls because of inadequate technical accounting expertise and inappropriate level of supervision and review due to the limited number of accounting personnel.

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

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. There have been no material changes in our risk factors from those previously disclosed in Part I, Item 1A, of our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSYSCE BIOSCIENCES, INC.

Date: May 12, 2022	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

