Form 10-Q
period 2022-06-30
Ensysce Biosciences, Inc.
filed 2022-08-11
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-38306

Ensysce Biosciences, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7946 Ivanhoe Avenue, Suite 201 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 263-4196

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants to purchase one share of Common Stock	ENSC ENSCW	The Nasdaq Stock Market LLC OTC Pink Open Market

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 8, 2022, the registrant had 37,320,556 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

●	the risk that our lead product candidate PF614 and PF614-MPAR™ may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for its research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Quarterly Report on Form 10-Q;

●	the risk that we will be unable to successfully market or gain market acceptance of its product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic;

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	our need for additional financing to fund its operations and research and development;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;

●	the risk that our common stock will be suspended from trading on Nasdaq;

●	the ability to meet and maintain applicable listing standards of the Nasdaq; and

●	other factors disclosed in this Quarterly Report on Form 10-Q.

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

i

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.48 million, sold in two closings on July 1, 2022, and August 9, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
Aggregate Limit	Up to $60 million of gross proceeds with respect to the GEM Agreement
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASC 820	Accounting Standards Codification Topic 820, Fair Value Measurements
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
CROs	Contract research organizations
Ensysce	Ensysce Biosciences, Inc.
Exchange Act	Securities Exchange Act of 1934
FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GYBL	GEM Yield Bahamas Limited
IND	Investigational New Drug
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR	Multi-Pill Abuse Resistance
MPAR Grant	Research and development grant related to the development of its MPARTM overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPARTM abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
SPA	Securities Purchase Agreement, dated as of September 24, 2021, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,734,646	$12,264,736
Unbilled receivable	276,631	441,721
Right-of-use asset	10,251	24,721
Prepaid expenses and other current assets	3,173,246	2,931,415
Total current assets	7,194,774	15,662,593
Property and equipment, net	-	-
Deferred financing costs	82,819	-
Other assets	671,423	754,756
Total assets	$7,949,016	$16,417,349
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,048,037	$301,104
Accrued expenses and other liabilities	2,670,591	3,407,533
Lease liability	10,313	24,874
Notes payable and accrued interest ($2,519,539 and $12,358,886 at fair value at June 30, 2022 and December 31, 2021, respectively)	2,519,539	12,748,155
Total current liabilities	8,248,480	16,481,666
Long-term liabilities:
Notes payable, net of current portion	137,317	4,440,951
Other long-term liabilities	360,797	3,652,790
Total liabilities	$8,746,594	$24,575,407
Commitments and contingencies (Note 6)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at June 30, 2022 (unaudited) and December 31, 2021	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 35,550,034 and 24,662,904 shares issued at June 30, 2022 (unaudited) and December 31, 2021, respectively; 35,530,279 and 24,643,149 shares outstanding at June 30, 2022 (unaudited) and December 31, 2021, respectively	3,553	2,464
Additional paid-in capital	95,016,354	77,964,860
Accumulated deficit	(95,511,543)	(85,845,567)
Total Ensysce Biosciences, Inc. stockholders’ deficit	(491,636)	(7,878,243)
Noncontrolling interests in stockholders’ deficit	(305,942)	(279,815)
Total stockholders’ deficit	(797,578)	(8,158,058)
Total liabilities and stockholders’ deficit	$7,949,016	$16,417,349

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal grants	$207,471	$444,516	$810,569	$695,091
Operating expenses:
Research and development	5,311,298	463,219	8,451,394	787,595
General and administrative	1,951,356	393,914	4,217,161	884,386
Total operating expenses	7,262,654	857,133	12,668,555	1,671,981

Loss from operations	(7,055,183)	(412,617)	(11,857,986)	(976,890)

Other income (expense):
Change in fair value of derivative liabilities	-	712,899	-	673,314
Change in fair value of convertible notes	(88,763)	-	2,678,415	-
Change in fair value of liability classified warrants	148,393	-	2,942,791	-
Loss on debt conversions	(892,636)	-	(2,595,278)	-
Interest expense	(37,781)	(910,327)	(52,802)	(1,258,161)
Other income and expense, net	2,850	(347,566)	10,816	(347,566)
Total other income (expense), net	(867,937)	(544,994)	2,983,942	(932,413)

Net loss	$(7,923,120)	$(957,611)	$(8,874,044)	$(1,909,303)
Net loss attributable to noncontrolling interests	(26,309)	(22,067)	(26,127)	(26,028)
Deemed dividend related to warrants down round provision	102,479	-	818,059	-
Net loss attributable to common stockholders	$(7,999,290)	$(935,544)	$(9,665,976)	$(1,883,275)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.06)	$(0.32)	$(0.12)
Weighted average common shares outstanding, basic and diluted	33,988,783	16,053,550	30,656,712	15,943,867

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on March 31, 2021	16,053,550	$1,605	$49,822,991	$(56,906,447)	$(221,586)	$(7,303,437)
Stock-based compensation	-	-	36,373	-	-	36,373
Settlement of convertible notes	1,357,968	136	5,696,567	-	-	5,696,703
Issuance of common stock for business combinations, net of transaction costs	6,844,268	684	7,694,580	-	-	7,695,264
Net loss				(935,544)	(22,067)	(957,611)
Balance on June 30, 2021	24,255,786	$2,425	$63,250,511	$(57,841,991)	$(243,653)	$5,167,292

Balance on March 31, 2022	29,949,032	$2,995	$88,900,164	$(87,512,253)	$(279,633)	$1,111,273
Conversion of convertible notes	5,481,247	548	5,718,141	-	-	5,718,689
Stock-based compensation			295,580			295,580
Settlement of restricted stock units	100,000	10	(10)			-
Deemed dividend related to warrants down round provision			102,479	(102,479)		-
Net loss				(7,896,811)	(26,309)	(7,923,120)
Balance on June 30, 2022	35,530,279	$3,553	$95,016,354	$(95,511,543)	$(305,942)	$(797,578)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2020	239,465,160	$5,987	$49,511,927	$(55,958,716)	$(217,625)	$(6,658,427)

Retroactive application of recapitalization	(223,696,435)	(4,410)	4,410	-	-	-
Balance on December 31, 2020, effect of reverse recapitalization	15,768,725	1,577	49,516,337	(55,958,716)	(217,625)	(6,658,427)
Exercise of stock options	284,825	28	262,834	-	-	262,862
Settlement of convertible notes	1,357,968	136	5,696,567	-	-	5,696,703
Issuance of common stock for business combination, net of transaction costs	6,844,268	684	7,694,580	-	-	7,695,264
Stock-based compensation	-	-	80,193	-	-	80,193
Net loss	-	-	-	(1,883,275)	(26,028)	(1,909,303)
Balance on June 30, 2021	24,255,786	$2,425	$63,250,511	$(57,841,991)	$(243,653)	$5,167,292

Balance on December 31, 2021	24,643,149	$2,464	$77,964,860	$(85,845,567)	$(279,815)	$(8,158,058)
Consultant compensation	50,000	5	54,245	-	-	54,250
Conversions of convertible notes	10,189,772	1,019	13,793,013	-	-	13,794,032
Settlement of restricted stock units	647,358	65	(65)	-	-	-
Stock-based compensation	-	-	2,386,242	-	-	2,386,242
Deemed dividend related to warrants down round provision	-	-	818,059	(818,059)	-	-
Net loss	-	-	-	(8,847,917)	(26,127)	(8,874,044)
Balance on June 30, 2022	35,530,279	$3,553	$95,016,354	$(95,511,543)	$(305,942)	$(797,578)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,874,044)	$(1,909,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	101
Gain on sale of asset	(4,500)	-
Accrued interest	28,677	312,197
Accretion of discounts on promissory notes	-	945,969
Change in fair value of embedded derivative	-	(673,314)
Change in fair value of liability classified warrants	(2,942,791)	-
Change in fair value of convertible notes	(2,678,415)	347,566
Stock-based compensation	698,013	80,193
Lease cost	(91)	(1,177)
Loss on debt conversions	2,595,278	-
Changes in operating assets and liabilities:
Unbilled receivable	165,090	(75,354)
Prepaid expenses and other assets	(158,499)	103,245
Accounts payable	2,746,933	347,420
Accrued expenses and other liabilities	546,841	(127,004)
Net cash used in operating activities	(7,877,508)	(649,461)
Cash flows from investing activities:
Proceeds from sale of asset	4,500	-
Net cash provided by investing activities	4,500	-
Cash flows from financing activities:
Proceeds from issuance of promissory notes	-	50,000
Proceeds from issuance of promissory notes to related parties	-	350,000
Proceeds from exercise of stock options	-	262,862
Repayments of convertible notes	(265,812)	-
Proceeds from issuance of common stock for business combination	-	7,804,167
Repayment of financed insurance premiums	(391,270)	-
Net cash (used in) provided by financing activities	(657,082)	8,467,029
Increase (decrease) in cash and cash equivalents	(8,530,090)	7,817,568
Cash and cash equivalents beginning of period	12,264,736	194,214
Cash and cash equivalents end of period	3,734,646	8,011,782

Supplemental cash flow information:
Income tax payments	1,600	1,600
Supplemental disclosure of non-cash investing and financing activities:
Transaction costs for business combination included in accounts payable offset against additional paid-in capital	-	1,200,412
Deferred transaction costs for convertible notes	82,819	-
Stock-based compensation	1,742,479	-
Conversions of convertible notes into common stock	11,198,754	5,696,703
Net assets acquired in business combination	-	1,068,950
Deemed dividend related to warrants down round provision	818,059	-

The accompanying notes are an integral part of these consolidated financial statements.

ENSYSCE BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its subsidiary, Covistat Inc. (“Covistat”) and its wholly-owned subsidiaries EBI Operating, Inc. and EBI OpCo, Inc. (collectively, the “Company”), is a clinical-stage biotech company using its two novel proprietary technology platforms to develop safer prescription drugs. The primary focus of the Company is developing abuse and overdose resistant pain drugs, with a clinical stage program for the abuse resistant, TAAP (Trypsin Activated Abuse Protection) opioid product candidate, PF614. In addition, the Company is developing its MPARTM (Multi-Pill Abuse Resistance) technology for overdose protection which will be applied to the PF614 program. The Company has also commenced development work applying its TAAP and MPARTM technology to a methadone prodrug for use in the treatment of Opioid Use Disorder (OUD).

On January 31, 2021, Leisure Acquisition Corp., a Delaware corporation (“LACQ”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Ensysce Biosciences, Inc., a Delaware corporation (“Former Ensysce”), and EB Merger Sub, Inc., a Delaware corporation and wholly-owned, direct subsidiary of LACQ (“Merger Sub”). Pursuant to the Merger Agreement, on June 30, 2021 (the “Closing Date”), Merger Sub was merged with and into Former Ensysce, with Former Ensysce surviving the merger (“Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination on the Closing Date (the “Closing”), Former Ensysce became a wholly-owned subsidiary of LACQ and the stockholders of Former Ensysce, as of immediately prior to the effective time of the Merger, received shares of LACQ and hold a portion of the shares of Common Stock, par value $0.0001 per share (the “Common Stock”), of LACQ.

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

In June 2020, the Company commenced an initiative to develop a therapeutic for the treatment of certain coronavirus infections through the formation of a separate entity, Covistat, Inc., a Delaware corporation. Pursuant to the articles of incorporation, Covistat was authorized to issue 1,000,000 shares of common stock, $0.001 par value per share, and 100,000 shares of preferred stock, $0.001 par value per share. Ensysce is a 79.2% stockholder in Covistat, with 19.8% and 1.0% of the shares held by certain key personnel of the Company and an unrelated party, respectively. Covistat’s emphasis is now on developing one or more compounds utilized in Ensysce’s overdose protection program for the treatment of respiratory diseases.

To date, the Company’s financial condition and operations have not been significantly impacted by the ongoing COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the ongoing COVID-19 pandemic will have on our financial condition and operations, including ongoing and planned clinical trials and other operations required to support those clinical trials and research and development activities to advance our pipeline. No impairments were recorded as of the balance sheet date as no triggering events or changes in circumstances; however, due to significant uncertainty surrounding the situation, management’s judgment regarding this could change in the future. In addition, while the Company’s results of operations, cash flows and financial condition could be negatively impacted, the extent of the impact cannot be reasonably estimated at this time.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2021, which may be found in the Company’s Form 10-K filed with the SEC on March 31, 2022.

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

The Company has not generated any product revenue and had an accumulated deficit of $95.5 million at June 30, 2022. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company executed a share subscription facility with an investment group (the “GEM agreement”). Under the agreement, the investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company will control the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. On June 30, 2021, the Company consummated the Business Combination with LACQ, resulting in the Company’s shares becoming publicly listed on Nasdaq on July 2, 2021. Concurrent with the public listing of the Company’s shares, the Company issued to the investor 1,106,108 warrants with a five-year term to purchase common stock of Ensysce at an exercise price of $10.01 per share (Note 8). The Company must pay a commitment fee to the investor of $1.2 million with $800,000 due on the first anniversary of the public listing date and $400,000 due on the 18-month anniversary of the public listing date. The commitment fee can be paid from the proceeds of a draw against the facility or in freely tradable common stock of the Company (Note 11).

In September 2021, the Company entered into a $15.9 million convertible note financing agreement with institutional investors (the “2021 Notes”) (See Note 7 for additional information). In July and August 2022, the Company received funding under a $8.48 million convertible note financing agreement with the same institutional investors (the “2022 Notes”) (See Note 11 for additional information). The agreements limit the Company’s ability to execute certain debt and equity financings, including its existing $60.0 million share subscription facility, while the convertible notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to fund current planned operations. While the Company believes in the viability of its strategy to ultimately realize revenues and in its ability to raise additional funds, management cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve profitable operations. As a result, these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months following the date these consolidated financial statements were issued.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include, but are not limited to, the expense recognition for certain research and development services, the valuation allowance of deferred tax assets resulting from net operating losses, warrants, options to purchase the Company’s common stock, and the notes payable.

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

Property and Equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. No depreciation expense was recognized for the three and six months ended June 30, 2022. Depreciation expense of $50 and $101 was recognized for the three and six months ended June 30, 2021. Depreciation expense is classified in general and administrative expense in the accompanying consolidated statements of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the three and six months ended June 30, 2022 and 2021.

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

Fair Value Measurement

ASC 820, Fair Value Measurements, (“ASC 820”) provides guidance on the development and disclosure of fair value measurements. Pursuant to ASC 820, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

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

As of June 30, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

2021 Notes

In 2021 the Company issued convertible notes with a face value of $15.9 million. The Company elected the fair value option to account for the convertible notes as it believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option and redemption feature. The fair value estimate of the 2021 Notes was based on a discounted cash flow model and a Monte Carlo model, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion used in the Monte Carlo model. Changes in the fair value of the notes are recognized in other income (expense) for each reporting period. Refer to Note 7 for details of the terms and conditions of the 2021 Notes.

Warrants

In 2021 the Company issued liability classified warrants in connection with the issuance of the 2021 Notes. The warrants were liability classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$2,656,856	$-	$-	$2,656,856
Liability classified warrants	360,797			360,797
Total	$3,017,653	$-	$-	$3,017,653

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$16,799,837	$-	$-	$16,799,837
Liability classified warrants	3,303,588			3,303,588
Total	$20,103,425	$-	$-	$20,103,425

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities:

	Total	Convertible note	Liability classified warrants
Fair value, December 31, 2021	$20,103,425	$16,799,837	$3,303,588
Conversions	(11,464,566)	(11,464,566)	-
Change in fair value	(5,621,206)	(2,678,415)	(2,942,791)
Fair value, June 30, 2022	$3,017,653	$2,656,856	$360,797

Federal Grants

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse awarded the Company a research and development grant related to the development of its MPARTM overdose prevention technology (the “MPAR Grant”). The total approved budget for the initial two-year period was approximately $5.4 million ($3.2 million and $2.2 million in years 1 and 2 respectively) of which the Company must contribute $1.1 million in the first year of the grant. In August 2019, the grant was amended such that the approved budget for the two-year period decreased to approximately $5.1 million ($2.1 million and $3.0 million in years 1 and 2, respectively). In June 2021, the Company received a Notice of Award for an additional $2.8 million of funding in year 3 under the MPAR Grant beginning July 1, 2021. In June 2022, the Company received a Notice of Award for an additional $2.8 million of funding in year 4 under the MPAR Grant from July 1, 2022 through June 30, 2023. This brings total funding under this grant to approximately $10.7 million.

In September 2019, the NIH/National Institute on Drug Abuse awarded the Company a research and development grant related to the development of its TAAP/MPARTM abuse deterrent technology for Opioid Use Disorder (“OUD”) (the “OUD Grant”). The total approved budget was approximately $5.4 million and the current grant period ends in August 2023.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
MPAR	$-	$53,386	$504,471	$127,112
OUD	207,471	391,130	306,098	567,979
Total	$207,471	$444,516	$810,569	$695,091

Amounts requested or eligible to be requested through the NIH payment management system, but for which cash has not been received, are presented as an unbilled receivable on the Company’s consolidated balance sheet. As all amounts are expected to be remitted timely, no valuation allowances are recorded.

Immaterial Correction of an Error

In August 2022, the Company concluded that due to an error in the measurement of the unbilled receivable and the associated grant revenue as of December 31, 2021, and March 31, 2022, the June 30, 2022, balance sheet would be adjusted. The change resulted in a decrease in the balance of the unbilled receivable of $214,308 and a corresponding increase in general and administrative expense presented in the consolidated statement of operations.

The Company, in consultation with the Audit Committee of the Board of Directors, evaluated the effect of these adjustments on the Company’s consolidated financial statements under ASC 250, Accounting Changes and Error Corrections and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined it was not necessary to recall its previously issued consolidated financial statements as the errors did not materially misstate any previously issued consolidated financial statements and the correction of the error in the current fiscal year is also not material. The Company looked at both quantitative and qualitative characteristics of the required corrections in making the determination.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the three and six months ended June 30, 2022 and 2021, stock-based compensation costs are recorded in general and administrative expenses and research and development expenses in the consolidated statements of operations.

From time to time equity classified awards may be modified. On the modification date, the Company estimates the fair value of the awards immediately before and immediately after modification. The incremental increase in fair value is recognized as expense immediately to the extent the underlying equity awards are vested and over the same remaining amortization schedule as the unvested underlying equity awards.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(7,999,290)	$(935,544)	$(9,665,976)	$(1,883,275)

Denominator:
Weighted average shares outstanding, basic and diluted	33,988,783	16,053,550	30,656,712	15,943,867

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.06)	$(0.32)	$(0.12)

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	6,885,282	4,444,068	6,341,204	4,553,751
Warrants	21,090,873	19,755	21,090,873	19,755
Total	27,976,155	4,463,823	27,432,077	4,573,506

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2021 and interim periods within that year. On January 1, 2022, the Company adopted ASU 2019-12 and the adoption did not have a significant impact on the consolidated financial statements.

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

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (A Consensus of the FASB Emerging Issues Task Force (the “EITF”)) – to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance in the ASU requires the issuer to treat a modification of an equity-classified warrant that does not cause the warrant to become liability-classified as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. Under the amendments, an issuer should measure the effect of a modification as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The EITF concluded that the recognition of the modification depends on the nature of the transaction in which a warrant is modified. If there is more than one element in a transaction (for example, if the modification involves both a debt modification and an equity issuance), then the guidance requires the issuer to allocate the effect of the option modification to each element. On January 1, 2022, the Company adopted ASU 2021-04 and the adoption did not have a significant impact on the consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Prepaid research and development	$2,359,986	$2,124,008
Prepaid insurance	681,851	733,234
Other prepaid expenses	131,409	74,173
Total prepaid expenses and other current assets	$3,173,246	$2,931,415

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Share subscription facility commitment fees	$1,200,000	$800,000
Accrued research and development	747,645	388,997
Bonus accrual	302,519	610,000
Professional fees	242,050	138,086
Accrued scientific advisory board fees	60,032	60,032
Consultant stock compensation expenses	-	1,342,479
Other accrued liabilities	118,345	67,939
Total accrued expenses and other liabilities	$2,670,591	$3,407,533

Other long-term liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Share subscription facility commitment fees	$-	$349,202
Liability classified warrants	360,797	3,303,588
Total other long-term liabilities	$360,797	$3,652,790

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2022, the Company’s commitments included an estimated $18.6 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of June 30, 2022 and December 31, 2021, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

In August 2020, the Company entered into an agreement to lease office space. The lease commencement date was October 1, 2020 and was subsequently amended to extend the term of the lease through October 31, 2022 with no option to renew. The amendment resulted in a modification of the lease under ASC 842 and the Company remeasured the lease liability as of the amendment date.

As of June 30, 2022, the future lease payments totaled $10,506.

The Company recognized total rent expense of $7,834 and $15,667 in the three and six months ended June 30, 2022, and $7,062 and $14,123 in the three and six months ended June 30, 2021.

Compensation Subject to Shareholder Approval

In July 2021, the Company engaged two consultants to perform certain public and investor relations services in consideration for warrants to purchase 500,000 shares of common stock with a five-year term and an exercise price of $6.28 each, 50,000 shares of common stock each, and 200,000 restricted stock units each. The restricted stock units vest over one year with 50% of the vesting contingent upon certain market conditions. These equity awards were contingent upon shareholder approval of an amended and restated 2021 Omnibus Plan at a special shareholder meeting in January 2022, whereby the warrants were replaced by non-qualified stock options with similar terms. As the original terms of the awards did not satisfy the grant date criteria for an equity award, as of December 31, 2021, the Company recorded a liability $1,342,479 to reflect the estimated value of services received during the period. On February 14, 2022, the equity awards were granted, and the Company reclassified the outstanding liability to stockholders’ equity. During the six months ended June 30, 2022, the Company recorded an additional $125,222 ($38,014 related to the three-month period ended June 30, 2022) of consultant compensation to general and administrative expense as a result of the vesting schedule of the restricted stock units.

NOTE 7 – NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of June 30, 2022:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2021 convertible notes	$2,651,074	$34,984	$(29,202)	$2,656,856
Total	$2,651,074	$34,984	$(29,202)	$2,656,856

The following table provides a summary of the Company’s outstanding debt as of December 31, 2021:

	Principal balance	Accrued interest	Unamortized debt discount	Net debt balance
2021 Notes	$13,647,341	$159,435	$2,993,061	$16,799,837
Finance Insurance	385,187	4,082	-	389,269
Total	$14,032,528	$163,517	$2,993,061	$17,189,106

The interest expense recognized for notes payable (excluding the 2021 Notes) was as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stated interest accrual	$-	$117,817	$2,004	$227,197
Debt discount amortization	-	771,556	-	945,969
Total	$-	$889,373	$2,004	$1,173,166

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

The Company elected to apply the fair value option to the measurement of the 2021 Notes. The total initial fair value of the debt at issuance was $15.9 million. The Company recorded total issuance costs of $1.9 million representing investment banking and legal fees of $1.0 million and original issue discounts of $0.9 million. After multiple conversions since issuance, the Company remeasured the fair value as of June 30, 2022 and recognized a loss of $88,763 due to changes in effective interest rates for the three-month period then ended and a gain of $2,678,415 for the six-month period ended June 30, 2022 primarily to reductions in the Company’s stock price. The June 30, 2022 fair value measurement includes the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium) and thus a separate amount is not reflected on the consolidated statements of operations. If presented separately, the amount of interest expense after consideration of the conversions would be $71,637 and $194,856 for the three- and six-month periods ended June 30, 2022, respectively.

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

Beginning January 1, 2022 for the First Closing, and February 1, 2022 for the Second Closing, and the first of each subsequent month, terminating upon the full redemption of the 2021 Notes (each a “Monthly Redemption Date”), the Company shall redeem the Monthly Redemption Amount (defined below), payable in cash or shares. The number of shares to be settled shall be based on a conversion price equal to the lesser of (a) $5.87 and (b) 92% of the average of the three lowest volume-weighted average prices (“VWAP”) during the 10 consecutive trading days prior to the applicable Monthly Redemption Date. The Company may not pay the Monthly Redemption Amount in shares unless the applicable conversion price is greater than or equal to $0.78 and the Company has been in compliance with customary requirements under the agreement, unless waived in writing by the holder. If the applicable conversion price is less than $0.78 at the time of the Monthly Redemption Date the Company will be required to fund the difference in cash. During the period ended June 30, 2022, the Company paid $265,812 to fund such differences in cash (reducing the outstanding principal balance of the 2021 Notes).

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

The following table provides a summary of the Company’s 2021 note conversions during the six-month period ending June 30, 2022:

	Shares	Conversion Price	Redemption Value
January 3, 2022	535,249	$2.83	$1,517,054
February 1, 2022	1,354,423	$1.58	2,145,135
March 1, 2022	2,818,853	$0.96	2,710,511
April 1, 2022	1,962,010	$0.99	1,957,878
May 1, 2022	2,549,910	$0.94	2,406,713
June 1, 2022	969,327	$0.46	461,463
Total	10,189,772		$11,198,754

During the three and six months ended June 30, 2022, the company recognized $0.9 million and $2.6 million of loss on debt conversions related to the monthly conversions, resulting from the difference between the conversion price and the average of the high and low stock price on the date of conversion. Such loss is reported under other income (expense), net in the consolidated statements of operations.

Financed insurance premiums

During year ended December 31, 2021, the Company financed its directors’ and officers’ liability insurance in the amount of $867,300, of which the note was paid in full as of June 30, 2022. The Company expensed $0 and $2,004 of interest for the three and six months ended June 30, 2022, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, in connection with the Business Combination, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

On June 30, 2021, in connection with the Closing, the following common stock activity occurred:

●	16,053,550 shares of common stock were issued to holders of Former Ensysce common stock.

●	6,219,268 shares of common stock outstanding were assumed by the Company.

●	1,357,968 shares of common stock were issued in settlement of $5.8 million of convertible debt.

●	19,755 shares of restricted common stock were issued in exchange for previously outstanding warrants to purchase Former Ensysce common stock.

●	500,000 shares of common stock were issued in settlement of a termination agreement with a strategic advisor dated January 2021.

●	125,000 shares of common stock were issued in settlement of deferred underwriting costs.

Warrants

On June 30, 2022, outstanding warrants to purchase shares of common stock are as follows:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	18,901,290	$10.00 - 11.50	LACQ warrants	Equity
(b)	1,106,108	$0.46	Share subscription facility	Equity
(c)	361,158	$7.63	Convertible note	Liability
(d)	722,317	$7.63	Convertible note	Liability
	21,090,873

a)	On June 30, 2021, as a result of the closing of the business combination, the Company assumed a total of 18,901,290 warrants previously issued by LACQ. The warrants provide holders the right to purchase common stock at a strike price of between $10.00 and $11.50 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 10,000,000 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 8,901,290 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

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

On December 28, 2021, January 3, 2022, February 1, 2022, March 1, 2022, May 1, 2022, and June 1, 2022 the exercise price of the warrants adjusted to $4.50 per share, $2.83 per share, $1.58 per share, $0.96 per share, $0.94 per share, and $0.46 per share, respectively, as required by a down round adjustment feature of the warrant, due to common stock issued at a price below the then current exercise price. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a “Black-Scholes model”) is reflected on the consolidated statement of operations as a “deemed dividend.”

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

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	(a) LACQ warrants (grant date varies)	(b) Share subscription facility (grant date 7/2/21)	(b) Share subscription facility (remeasurement date varies)
Stock price	$14.49	$14.49	$0.57-4.29
Exercise price	$10.00 - 11.50	$10.01	$0.46-2.83
Expected term (years)	3.00	3.00	2.08-2.49
Volatility	110.0%	110.0%	108.17%-117.22%
Risk free rate	0.5%	0.5%	1.04%-2.93%

	(c) Liability classified warrants (grant date 9/24/2021)	(c) Liability classified warrants (remeasured at 6/30/22)	(d) Liability classified warrants (grant date 11/5/2021)	(d) Liability classified warrants (remeasured at 6/30/22)
Stock price	$4.49	$0.87	$2.25	$0.87
Exercise price	$7.63	$7.63	$7.63	$7.63
Expected term (years)	5.00	4.25	5.00	4.35
Volatility	94.1%	103.6%	94.1%	103.0%
Risk free rate	1.0%	3.0%	1.0%	3.0%

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

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”), which was approved by LACQ’s board and subsequently LACQ’s stockholders at a special stockholder meeting on June 28, 2021. The 2021 Omnibus Plan provides for the conversion with existing terms of the 4,444,068 options outstanding under Former Ensysce stock plans and reserves for issuance an additional 1,000,000 shares for future awards under the 2021 Omnibus Plan. On January 26, 2022, the 2021 Omnibus Plan was amended and restated to include an additional 3,000,000 shares available for future grant and to provide for future annual increases. No further awards may be made under the Former Ensysce stock plans.

The Company recognized within general and administrative expense stock-based compensation expense of $228,823 and $602,767 for the three and six months ended June 30, 2022, and $36,373 and $80,193 for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2022, the Company recognized stock-based compensation expense of $66,756 and $95,246 within research and development. During the three and six months ended June 30, 2021, there was no stock-based compensation allocated to research and development.

Option Activity

During the six months ended June 30, 2022, the Company granted stock options to purchase an aggregate of 2,291,000 shares of common stock to employees, consultants and members of the board of directors. The options vest over periods between 0 and 4 years and have an exercise price of between $0.43 and $6.28 per share. There were no stock option grants in 2021.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2022:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2021	4,444,068	$2.40	6.00	$10,207,306
Granted	2,291,000	3.86	7.63	46,515
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at June 30, 2022	6,735,068	2.90	6.91	46,515
Exercisable at June 30, 2022	5,619,542	3.11	6.37	-
Vested and expected to vest	6,735,068	2.90	6.91	46,515

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in 2021):

Six Months Ended
June 30, 2022
Stock price	$0.43 - $1.70
Exercise price	$0.43 - $6.28
Expected stock price volatility	76.61 - 95.87%
Expected term (years)	5.19 -10.00
Risk-free interest rate	1.52% - 3.14%
Expected dividend yield	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.
●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $0.96. There were no options granted during the six months ended June 30, 2021.

As of June 30, 2022, the Company had an aggregate of $819,956 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.7 years.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 927,358 restricted stock unit (“RSU”) awards (weighted average fair value of $1.04), issued 647,358 shares of common stock for vested RSU awards (weighted average fair value of $1.29) and cancelled 150,000 RSU awards. The remaining 130,000 awards (weighted average fair value of $0.99) outstanding are subject to time-based and market vesting conditions and are scheduled to vest by December 2023. The estimated fair value of each of the Company’s was determined on the date of grant based on the closing price of the Company’s common stock on the previous trading date.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

June 30, 2022
Awards outstanding under the 2021 Omnibus Incentive Plan	6,865,068
Awards available for future grant under 2021 Omnibus Incentive Plan	931,642
Warrants outstanding	21,090,873
Total shares of common stock reserved for future issuance	28,887,583

NOTE 10 - RELATED PARTIES

The Company paid cash compensation during the three and six months ended June 30, 2021 of $10,752 and $40,314, respectively, to the Chief Executive Officer through a separate operating company with which the Chief Executive Officer is affiliated. There were no such payments in the three and six months ended June 30, 2022.

NOTE 11 - SUBSEQUENT EVENTS

In the third quarter of 2022, the Company issued 2,797,621 shares of common stock as a result of conversions of $1.1 million of the 2021 Notes.

In July 2022, the Company settled $0.8 million of the share subscription facility commitment fees (described in Note 2) through payment of 921,935 shares of common stock in accordance with the GEM agreement.

In July 2022, the Company financed its directors’ and officers’ liability insurance in the amount of $0.4 million to satisfy the outstanding liability recorded in accounts payable as of June 30, 2022.

2022 Notes

On June 30, 2022, the Company entered into an $8.0 million convertible financing agreement with institutional investors. The agreement provides for two closings, each for notes payable of $4.24 million (resulting in gross cash proceeds of $4.0 million). Funds were received for the first closing on July 1, 2022 and for the second closing on August 9, 2022.

The 2022 Notes are convertible into Common Stock, at a per share conversion price equal to $0.5450, a 10% premium to the average price of the Common Stock for the three trading days prior to the first closing. Under the Notes, commencing on September 29, 2022 and continuing monthly on the first day of each month beginning November 2, 2022, the Company is obligated to redeem one fifteenth (1/15th) of the original principal amount under the applicable Note, plus accrued but unpaid interest. The Company may elect to pay all or part of the redemption amount in cash with a premium of eight percent or in conversion shares of Common Stock based on a conversion price equal to the lesser of (i) the conversion price and (ii) 92% of the average of the three lowest VWAPs (as defined) during the ten consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date, but in no event may the Company pay the redemption amount in conversion shares of Common Stock unless the conversion price is at least equal to $0.1003 and certain equity conditions are satisfied.

In connection with each of the first and second closings of the 2022 Notes the Company also issued warrants to purchase 4,667,890 shares of the Company’s common stock. The warrants have an exercise price of $0.7085, a 30% premium to the conversion price and are exercisable for five years following issuance of the 2022 Notes. The issuance of these warrants will require the Company to reduce the conversion price of the 2021 Notes and the exercise price of the outstanding warrants associated with the 2021 Notes to $0.78.

The proceeds of the 2022 Notes will be used for working capital purposes subject to certain customary restrictions are secured by the Company’s rights to its patents and licenses. The Company is restricted from issuing certain additional debt or equity without the prior written consent of the holders for certain specified periods set forth in the 2022 Notes.

The 2022 Notes mature on December 29, 2023 and February 7, 2024, for the first and second closings, respectively. The notes bear interest at a rate of 6% per annum, in addition to an original issue discount of 6%. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the debt.

At the second closing of the 2022 Notes, the parties agreed to modify the conversion price of the remaining 2021 Notes from $0.78 to $0.35 until October 1, 2022, with any remaining balance payable in cash on October 10, 2022.

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

We have incurred significant operating losses since inception. As of June 30, 2022, we had an accumulated deficit of $95.5 million. We expect to continue to incur net losses for the foreseeable future, and we expect our clinical development expenses, and general and administrative expenses to continue to increase. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

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

We do not track our research and development expenses on a program-by-program basis. Our direct external research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and development as well as for managing our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track our costs by program and cannot state precisely the total costs incurred for each of our clinical and preclinical programs on a project-by-project basis.

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

We anticipate that our general and administrative expenses, excluding non-cash expenses to recognize the fair value of warrants, will increase in the future as we increase our headcount to support the continued development of our product candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

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

Change in fair value of liability classified warrants

The warrants issued with the 2021 Notes are liability classified due to certain cash settlement features. We use a Black-Scholes option pricing model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized through earnings for each reporting period.

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

Interest expense

Interest expense consists of interest accrued on our financed directors and officers insurance as well as imputed interest on the commitment fees related to the share subscription facility.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
Federal grants	$207,471	$444,516	$(237,045)
Operating expenses:
Research and development	5,311,298	463,219	4,848,079
General and administrative	1,951,356	393,914	1,557,442
Total operating expenses	7,262,654	857,133	6,405,521
Loss from operations	(7,055,183)	(412,617)	(6,642,566)
Other income (expense):
Change in fair value of derivative liabilities	-	712,899	(712,899)
Change in fair value of convertible notes	(88,763)	-	(88,763)
Change in fair value of liability classified warrants	148,393	-	148,393
Loss on debt conversions	(892,636)	-	(892,636)
Interest expense	(37,781)	(910,327)	872,546
Other income and expense, net	2,850	(347,566)	350,416
Total other income (expense), net	(867,937)	(544,994)	(322,943)
Net loss	$(7,923,120)	$(957,611)	$(6,965,509)
Net loss attributable to noncontrolling interests	(26,309)	(22,067)	(4,242)
Deemed dividend related to warrants down round provision	102,479	-	102,479
Net loss attributable to common stockholders	$(7,999,290)	$(935,544)	$(7,063,746)

Federal grant funding

Funding from federal grants for the three months ended June 30, 2022 and 2021 totaled $0.2 million and $0.4 million, respectively, representing a decrease of $0.2 million. Differences are due to the timing of research activities eligible for funding as well as the grant period. We expect funding from federal grants to generally increase in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the three months ended June 30, 2022 and 2021 were $5.3 million and $0.5 million, respectively, representing an increase of $4.8 million. The increase was primarily the result of increased external research and development costs related to clinical and pre-clinical programs for PF-614 and PF614-MPAR™. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $2.0 million and $0.4 million, respectively, representing an increase of $1.6 million. The increase was primarily a result of increased expenses related to operating as a public company, including legal and accounting fees and director and officer insurance expenses. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Changes in the fair value of derivative liabilities during the three months ended June 30, 2021 resulted from the decreased likelihood of realization of the embedded derivative instrument in convertible notes payable, resulting in a gain of $0.7 million during the three months ended June 30, 2021. All outstanding liabilities were settled in connection with the conversion of outstanding note payables on June 30, 2021.

Changes in fair value of convertible notes and liability classified warrants for the 2022 period relate to the 2021 Notes. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2021 period.

Interest expense decreased $0.9 million in the 2022 period due to the conversion of outstanding convertible notes on June 30, 2021 and because interest expense associated with the 2021 Notes is reflected in the fair value adjustments instead of separately presented as interest expense.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
Federal grants	$810,569	$695,091	$115,478
Operating expenses:
Research and development	8,451,394	787,595	7,663,799
General and administrative	4,217,161	884,386	3,332,775
Total operating expenses	12,668,555	1,671,981	10,996,574
Loss from operations	(11,857,986)	(976,890)	(10,881,096)
Other income (expense):
Change in fair value of derivative liabilities	-	673,314	(673,314)
Change in fair value of convertible notes	2,678,415	-	2,678,415
Change in fair value of liability classified warrants	2,942,791	-	2,942,791
Loss on debt conversions	(2,595,278)	-	(2,595,278)
Interest expense	(52,802)	(1,258,161)	1,205,359
Other income and expense, net	10,816	(347,566)	358,382
Total other income (expense), net	2,983,942	(932,413)	3,916,355
Net loss	$(8,874,044)	$(1,909,303)	$(6,964,741)
Net loss attributable to noncontrolling interests	(26,127)	(26,028)	(99)
Deemed dividend related to warrants down round provision	818,059	-	818,059
Net loss attributable to common stockholders	$(9,665,976)	$(1,883,275)	$(7,782,701)

Federal grant funding

Funding from federal grants for the months ended June 30, 2022 and 2021 totaled $0.8 million and $0.7 million, respectively, representing an increase of $0.1 million. Differences are due to the timing of research activities eligible for funding as well as the grant period. We expect funding from federal grants to generally increase in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the six months ended June 30, 2022 and 2021 were $8.4 million and $0.8 million, respectively, representing an increase of $7.6 million. The increase was primarily the result of increased external research and development costs related to clinical programs for PF-614 and preclinical programs for PF614-MPAR™. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 and 2021 were $4.2 million and $0.9 million, respectively, representing an increase of $3.3 million. The increase was primarily a result of increased expenses related to operating as a public company, including legal and accounting fees and director and officer insurance expenses. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Changes in the fair value of derivative liabilities during the six months ended June 30, 2021 resulted from the decreased likelihood of realization of the embedded derivative instrument in convertible notes payable, resulting in a gain of $0.7 million during the six months ended June 30, 2021. All outstanding liabilities were settled in connection with the conversion of outstanding note payables on June 30, 2021.

Changes in fair value of convertible notes and liability classified warrants for the 2022 period relate to the 2021 Notes. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2021 period.

Interest expense decreased $1.2 million in the 2022 period due to the conversion of outstanding convertible notes on June 30, 2021 and because interest expense associated with the 2021 Notes is reflected in the fair value adjustments instead of separately presented as interest expense.

Liquidity and capital resources

Sources of liquidity and capital

As of June 30, 2022, we had $3.7 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of June 30, 2022, we had an accumulated deficit of $95.5 million.

We have funded our operations to date primarily with proceeds from the sale of common equity, funding under federal research grants and borrowings under promissory notes. To fund future operations, we will likely need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing research and development efforts and related general and administrative support. We anticipate that we will continue to fund our operations through public or private equity or debt financings or other sources which may include potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, if at all.

Current remaining funding under two approved federal research grants totals $6.3 million, covering the period through August 31, 2023. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

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

Upon the public listing of the Company’s shares following the closing of the Merger, GEM Global became entitled to a commitment fee in the form of cash or freely tradeable shares of our common stock in an amount equal to 2% of the Aggregate Limit or $1.2 million to be paid in two tranches. The commitment fee for the first tranche, which is equal to 67% of the commitment fee, or $800,000, was paid through issuance of 921,235 shares of common stock in July 2022. The commitment fee for the second tranche, which is equal to the remaining 33% of the commitment fee, or $400,000, becomes payable in January 2023.

Additionally, we issued a warrant with a 36-month term at the closing of the Merger granting GEM Global the right to purchase 1,106,108 shares of our common stock (an amount equal to 4% of the total number of our common stock outstanding as of the closing date of the Merger (subject to adjustments described below), calculated on a fully diluted basis), at a strike price per share equal to $10.01, which was the closing bid price for such common stock on the first day of trading on Nasdaq. The strike price was reduced to $0.46 per share at June 30, 2022 because of a pricing adjustment per the GEM Agreement. The warrant can be exercised on a cashless basis in part or in whole at any time during the term. Any failure by us to timely transfer the shares under the warrant pursuant to GEM Global’s exercise will entitle GEM Global to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits, and issuances of additional common shares at a price per share less than the exercise price.

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

On June 30, 2022, we entered a second SPA for an aggregate financing of $8.0 million with institutional investors. The Company issued to the investors (i) 2022 Notes in the aggregate principal amount of $8.48 million for an aggregate purchase price of $8.0 million and (ii) warrants to purchase 9,335,780 shares of the Company’s common stock in the aggregate at an exercise price of $0.7085 per share. The first funding of $4.0 million occurred on July 1, 2022 and the second funding of $4.0 million occurred on August 9, 2022.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(7,877,508)	$(649,461)
Net cash provided by investing activities	4,500	-
Net cash provided by (used in) financing activities	(657,082)	8,467,029
Net increase (decrease) in cash and cash equivalents	$(8,530,090)	$7,817,568

Operating activities

During the six months ended June 30, 2022 and 2021, we used cash in operating activities of $7.9 million and $0.6 million, respectively. The increase primarily resulted from the clinical advancement of our product candidates, the timing of vendor invoicing and payments, and increased costs related to operating as a public company.

Investing activities

During the six months ended June 30, 2022, net cash provided by investing activities was $4,500 from the sale of certain property and equipment.

Financing activities

During the six months ended June 30, 2022, net cash used in financing activities was $0.7 million, primarily consisting of repayment of financed insurance premiums and cash redemption payment of convertible notes. During the six months ended June 30, 2021, net cash provided by financing activities was $8.5 million, primarily consisting of proceeds from issuance of common stock related to the Business Combination.

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

Going concern

We have generated limited revenues and have incurred significant operating losses since our inception and, as of June 30, 2022, had an accumulated deficit of $95.5 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future.

Following the completion of the Business Combination and public listing of our common stock on Nasdaq, we had access to up to $60.0 million from a share subscription facility entered into in December 2020. The 2021 Notes and 2022 Notes limit our ability to execute certain debt and equity financings, including its existing $60.0 million share subscription facility, while the 2021 Notes and 2022 Notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to allow us to fund current planned operations through the next 12 months following the filing of this Quarterly Report on Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Fair value of liabilities

We elected the fair value option to account for the convertible notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. We use a Monte Carlo simulation model to estimate the fair value of the 2021 Notes, which relies on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2022 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Material Weaknesses and Remediation Plan

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020, and our unaudited interim consolidated financial statements for the three and six months ended June 30, 2022 and 2021, we concluded that there were material weaknesses in our internal controls over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficient internal controls because of inadequate technical accounting expertise and inappropriate level of supervision and review due to the limited number of accounting personnel.

We are continuing to take steps to remediate the material weaknesses in our internal controls over financial reporting, including hiring a Chief Financial Officer in February 2021. Further, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

None.

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

ENSYSCE BIOSCIENCES, INC.

Date: August 11, 2022	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

