Form 10-Q
period 2022-09-30
Ensysce Biosciences, Inc.
filed 2022-11-14
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 7, 2022, the registrant had 2,841,091 shares of common stock, $0.0001 par value per share, outstanding.

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

i

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.48 million, sold in two closings on July 1, 2022, and August 9, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
Aggregate Limit	Up to $60 million of gross proceeds with respect to the GEM Agreement
ASC 606	Accounting Standards Codification Topic 606, Revenue from Contracts with Customers
ASC 740	Accounting Standards Codification Topic 740, Income Taxes
ASC 820	Accounting Standards Codification Topic 820, Fair Value Measurements
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
CROs	Contract research organizations
EBIR	A clinical stage pharmaceutical company (formerly Covistat, Inc.) that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and a 79.2%-owned subsidiary of the Company
Ensysce	Ensysce Biosciences, Inc.
Exchange Act	Securities Exchange Act of 1934
FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GYBL	GEM Yield Bahamas Limited
IND	Investigational New Drug
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR	Multi-Pill Abuse Resistance
MPAR Grant	Research and development grant related to the development of its MPARTM overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPARTM abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
Reverse Stock Split	The reclassification and combination of all shares of our common stock outstanding at a ratio of 1-for-20 approved by our stockholders at the Special Meeting held on September 8, 2022 and effective on October 28, 2022
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021 or June 30, 2022, as the context dictates, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

ii

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,503,081	$12,264,736
Unbilled receivable	140,813	441,721
Right-of-use asset	35,313	24,721
Prepaid expenses and other current assets	2,983,071	2,931,415
Total current assets	7,662,278	15,662,593
Property and equipment, net	-	-
Other assets	627,550	754,756
Total assets	$8,289,828	$16,417,349
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,285,514	$301,104
Accrued expenses and other liabilities	2,236,273	3,407,533
Payable to related parties	800,000	-
Lease liability	35,403	24,874
Notes payable and accrued interest ($7,199,135 and $12,358,886 at fair value at September 30, 2022 and December 31, 2021, respectively)	7,552,774	12,748,155
Total current liabilities	11,909,964	16,481,666
Long-term liabilities:
Notes payable, net of current portion (at fair value)	1,386,967	4,440,951
Other long-term liabilities	1,414,829	3,652,790
Total long-term liabilities	2,801,796	8,093,741
Total liabilities	$14,711,760	$24,575,407
Commitments and contingencies (Note 6)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at September 30, 2022 (unaudited) and December 31, 2021	-	-
Common stock, $0.0001 par value, 250,000,000 and 150,000,000 shares authorized at September 30, 2022 and December 31, 2021; 2,208,446 and 1,233,148 shares issued at September 30, 2022 (unaudited) and December 31, 2021, respectively; 2,207,458 and 1,232,160 shares outstanding at September 30, 2022 (unaudited) and December 31, 2021, respectively	221	124
Additional paid-in capital	99,314,436	77,967,200
Accumulated deficit	(105,409,155)	(85,845,567)
Total Ensysce Biosciences, Inc. stockholders’ deficit	(6,094,498)	(7,878,243)
Noncontrolling interests in stockholders’ deficit	(327,434)	(279,815)
Total stockholders’ deficit	(6,421,932)	(8,158,058)
Total liabilities and stockholders’ deficit	$8,289,828	$16,417,349

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Federal grants	$279,351	$1,200,816	$1,089,920	$1,895,907
Operating expenses:
Research and development	4,756,096	1,714,635	13,393,948	2,502,232
General and administrative	1,686,580	16,372,976	5,717,281	17,257,361
Total operating expenses	6,442,676	18,087,611	19,111,229	19,759,593

Loss from operations	(6,163,325)	(16,886,795)	(18,021,309)	(17,863,686)

Other income (expense):
Issuance costs for convertible notes	(1,118,721)	(500,158)	(1,118,721)	(500,158)
Change in fair value of derivative liabilities	-	-	-	673,314
Loss on issuance of convertible notes	(3,609,944)	-	(3,609,944)	-
Change in fair value of convertible notes	3,491,513	1,071,099	6,169,929	1,071,099
Issuance of liability classified warrants	(3,737,371)	(1,325,804)	(3,737,371)	(1,325,804)
Change in fair value of liability classified warrants	2,683,340	405,086	5,626,130	405,086
Loss on debt conversions	(1,404,877)	-	(4,000,155)	-
Interest expense	(4,859)	(24,660)	(57,662)	(1,282,820)
Loss on extinguishment of debt	-	-		(347,566)
Other income and expense, net	8,679	61,758	19,494	61,758
Total other income (expense), net	(3,692,240)	(312,679)	(708,300)	(1,245,091)

Net loss	$(9,855,565)	$(17,199,474)	$(18,729,609)	$(19,108,777)
Net loss attributable to noncontrolling interests	(21,492)	(35,948)	(47,619)	(61,976)
Deemed dividend related to warrants down round provision	63,539	-	881,598	-
Net loss attributable to common stockholders	$(9,897,612)	$(17,163,526)	$(19,563,588)	$(19,046,801)
Net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(5.13)	$(14.15)	$(11.74)	$(20.31)
Weighted average common shares outstanding, basic and diluted	1,928,727	1,212,791	1,666,253	937,764

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of		Paid - In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	interests	Total
Balance on June 30, 2021	1,212,791	$122	$63,252,814	$(57,841,991)	$(243,653)	$5,167,292
Stock-based compensation	-	-	24,833	-	-	24,833
Issuance of warrants	-	-	11,565,472	-	-	11,565,472
Warrants modification	-	-	56,590	-	-	56,590
Net loss	-	-	-	(17,163,526)	(35,948)	(17,199,474)
Balance on September 30, 2021	1,212,791	$122	$74,899,709	$(75,005,517)	$(279,601)	$(385,287)

Balance on June 30, 2022	1,776,520	$178	$95,019,729	$(95,511,543)	$(305,942)	$(797,578)
Conversion of convertible notes	428,438	43	4,074,020	-	-	4,074,063
Stock-based compensation	-	-	157,148	-	-	157,148
Settlement of restricted stock units	2,500	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	63,539	(63,539)	-	-
Net loss	-	-	-	(9,834,073)	(21,492)	(9,855,565)
Balance on September 30, 2022	2,207,458	$221	$99,314,436	$(105,409,155)	$(327,434)	$(6,421,932)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	interests	Total
Balance on December 31, 2020	11,973,258	$300	$49,517,614	$(55,958,716)	$(217,625)	$(6,658,427)

Retroactive application of recapitalization	(11,184,821)	(220)	220	-	-	-
Balance on December 31, 2020, effect of reverse recapitalization	788,437	80	49,517,834	(55,958,716)	(217,625)	(6,658,427)
Exercise of stock options	14,241	1	262,861	-	-	262,862
Settlement of convertible notes	67,899	7	5,696,696	-	-	5,696,703
Issuance of common stock for business combination, net of transaction costs	342,214	34	7,695,230	-	-	7,695,264
Stock-based compensation	-	-	105,026	-	-	105,026
Issuance of warrants	-	-	11,565,472	-	-	11,565,472
Warrants modification	-	-	56,590	-	-	56,590
Net loss	-	-	-	(19,046,801)	(61,976)	(19,108,777)
Balance on September 30, 2021	1,212,791	$122	$74,899,709	$(75,005,517)	$(279,601)	$(385,287)

Balance on December 31, 2021	1,232,160	$124	$77,967,200	$(85,845,567)	$(279,815)	$(8,158,058)
Consultant compensation	2,507	-	54,250	-	-	54,250
Conversions of convertible notes	937,924	93	17,868,004	-	-	17,868,097
Settlement of restricted stock units	34,867	4	(4)	-	-	-
Stock-based compensation	-	-	2,543,388	-	-	2,543,388
Deemed dividend related to warrants down round provision	-	-	881,598	(881,598)	-	-
Net loss	-	-	-	(18,681,990)	(47,619)	(18,729,609)
Balance on September 30, 2022	2,207,458	$221	$99,314,436	$(105,409,155)	$(327,434)	$(6,421,932)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(18,729,609)	$(19,108,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	151
Gain on sale of asset	(4,500)	-
Accrued interest	57,536	336,851
Accretion of discounts on promissory notes	-	945,969
Change in fair value of derivative liabilities	-	(673,314)
Change in fair value of liability classified warrants	(5,626,130)	-
Loss on issuance of convertible notes	3,609,944	-
Change in fair value of convertible notes	(6,169,929)	(1,071,099)
Loss on extinguishment of debt	-	347,566
Stock-based compensation	855,160	105,026
Issuance of warrants for share subscription facility	-	11,565,472
Issuance of liability classified warrants	3,737,371	620,718
Issuance costs for convertible notes	946,085	800,158
Commitment fee for share subscription facility	-	1,124,292
Warrant modification	-	56,590
Lease cost	(63)	(1,838)
Loss on debt conversions	4,000,155	-
Changes in operating assets and liabilities:
Unbilled receivable	300,908	(86,867)
Prepaid expenses and other assets	475,499	(683,492)
Accounts payable	984,410	(1,252,740)
Accrued expenses and other liabilities	971,344	2,500,970
Net cash used in operating activities	(14,591,819)	(4,474,364)
Cash flows from investing activities:
Proceeds from sale of asset	4,500	-
Net cash provided by investing activities	4,500	-
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	7,533,915	4,549,842
Proceeds from issuance of promissory notes to related parties	-	350,000
Proceeds from exercise of stock options	-	262,862
Repayment of promissory notes	-	(467,774)
Repayments of convertible notes	(265,812)	-
Proceeds from issuance of common stock for business combination, net of transaction costs	-	6,626,312
Repayment of financed insurance premiums	(442,439)	(195,420)
Net cash (used in) provided by financing activities	6,825,664	11,125,822
Increase in cash and cash equivalents	(7,761,655)	6,651,458
Cash and cash equivalents beginning of period	12,264,736	194,214
Cash and cash equivalents end of period	$4,503,081	$6,845,672

Supplemental cash flow information:
Income tax payments	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation	$1,742,478	$-
Conversions of convertible notes and accrued interest into common stock	$13,879,535	$5,696,703
Payable to related parties	$800,000	$-
Net assets acquired in business combination	$-	$1,068,950
Financed insurance premiums	$399,949	$867,300
Share subscription facility transaction costs	$-	$12,689,764
Deemed dividend related to warrants down round provision	$881,598	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENSYSCE BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its subsidiary, EBIR, Inc. (“EBIR”, formerly Covistat, Inc.) and its wholly-owned subsidiaries EBI Operating, Inc. and EBI OpCo, Inc. (collectively, the “Company”), is a clinical-stage biotech company using its two novel proprietary technology platforms to develop safer prescription drugs. The primary focus of the Company is developing abuse and overdose resistant pain drugs, with a clinical stage program for the abuse resistant, TAAP (Trypsin Activated Abuse Protection) opioid product candidate, PF614. In addition, the Company is developing its MPARTM (Multi-Pill Abuse Resistance) technology for overdose protection which will be applied to the PF614 program. The Company has also commenced development work applying its TAAP and MPARTM technology to a methadone prodrug for use in the treatment of Opioid Use Disorder (OUD).

On January 31, 2021, LACQ entered into the Merger Agreement with Former Ensysce and Merger Sub. Pursuant to the Merger Agreement, on June 30, 2021 (the “Closing Date”), Merger Sub was merged with and into Former Ensysce, with Former Ensysce surviving the merger (“Merger”). In connection with the closing of the Business Combination on the Closing Date (the “Closing”), Former Ensysce became a wholly-owned subsidiary of LACQ and the stockholders of Former Ensysce, as of immediately prior to the effective time of the Merger, received shares of LACQ and hold a portion of the shares of Common Stock, par value $0.0001 per share (the “Common Stock”), of LACQ.

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

In connection with the Business Combination, outstanding shares of common stock of Former Ensysce (including shares resulting from the conversion of Former Ensysce’s convertible debt prior to Closing) were converted into the right to receive shares of Ensysce at an exchange ratio of 0.06585. Immediately following the Business Combination, stockholders of Former Ensysce owned approximately 71.8% of the outstanding common stock of the combined company. In addition, Former Ensysce’s existing options and warrants were exchanged for equivalent securities in Ensysce on their existing terms (with standard adjustments to exercise price and underlying shares, consistent with the foregoing exchange ratio). As of July 2, 2021, Ensysce’s shares of common stock began trading on the Nasdaq Capital Market (“Nasdaq”) under the new ticker symbol “ENSC”.

In June 2020, the Company commenced an initiative to develop a therapeutic for the treatment of certain coronavirus infections through the formation of a separate entity, Covistat, Inc., a Delaware corporation. Pursuant to the articles of incorporation, Covistat was authorized to issue 1,000,000 shares of common stock, $0.001 par value per share, and 100,000 shares of preferred stock, $0.001 par value per share. In August 2022, Covistat was renamed EBIR, Inc. Ensysce is a 79.2% stockholder in EBIR, with 19.8% and 1.0% of the shares held by certain key personnel of the Company and an unrelated party, respectively. EBIR’s emphasis is now on developing one or more compounds utilized in Ensysce’s overdose protection program for the treatment of respiratory diseases.

The Company currently operates in one business segment, which is pharmaceuticals. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker, the Chief Executive Officer.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of Ensysce Biosciences, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2021, which may be found in the Company’s Form 10-K filed with the SEC on March 31, 2022.

Reverse Stock Split

In October 2022, the Company completed a 1-for-20 reverse split of its outstanding common stock. All references in these consolidated financial statements to shares and per share amounts in all periods have been retroactively restated to reflect the split (see Note 11).

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

The Company has not generated any product revenue and had an accumulated deficit of $105.4 million at September 30, 2022. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company executed the GEM Agreement. Under the agreement, the investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company controls the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. On June 30, 2021, the Company consummated the Business Combination, resulting in the Company’s shares becoming publicly listed on Nasdaq on July 2, 2021. Concurrent with the public listing of the Company’s shares, the Company issued to the investor 55,306 warrants with a five-year term to purchase common stock of Ensysce at an exercise price of $200.20 per share (Note 8). The Company is required to pay a commitment fee to the investor of $1.2 million with $0.8 million due on the first anniversary of the public listing date and $0.4 million due on the 18-month anniversary of the public listing date. The first $0.8 million of the commitment fee was paid in July 2022 in common stock of the Company (Note 10) and the remaining $0.4 million due in January 2023 may be paid from the proceeds of a draw against the facility or in freely tradable common stock of the Company.

In September 2021, the Company entered into a $15.9 million convertible note financing agreement with institutional investors (the “2021 Notes”) (See Note 7 for additional information). In July and August 2022, the Company received funding under a $8.48 million convertible note financing agreement with the same institutional investors (the “2022 Notes”) (Note 7). The agreements limit the Company’s ability to execute certain debt and equity financings, including under the GEM Agreement, while the convertible notes are outstanding. Without the availability of proceeds through the GEM Agreement, existing cash resources are not sufficient to fund current planned operations. While the Company believes in the viability of its strategy to ultimately realize revenues and in its ability to raise additional funds, management cannot be certain that additional funding will be available on acceptable terms, or at all. The Company’s ability to continue as a going concern is dependent upon its ability to obtain adequate financing and achieve profitable operations. As a result, these plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months following the date these consolidated financial statements were issued.

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

Property and Equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. No depreciation expense was recognized for the three and nine months ended September 30, 2022. Depreciation expense of $50 and $151 was recognized for the three and nine months ended September 30, 2021. Depreciation expense is classified in general and administrative expense in the accompanying consolidated statements of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the three and nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

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

2022 Notes

In July 2022 the Company issued convertible notes with a face value of $8.5 million. The 2022 Notes are accounted for under ASC 480 – Distinguishing Liabilities from Equity, due to share settlement features contained within the notes. As a result, the 2022 Notes are recorded as liabilities at fair value at the balance sheet date with changes in the fair value of the notes recognized in other income (expense) for each reporting period. The fair value estimate of the 2022 Notes was based on a discounted cash flow model and a Monte Carlo model, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion used in the Monte Carlo model. Refer to Note 7 for details of the terms and conditions of the 2022 Notes.

Warrants

In 2021 the Company issued liability classified warrants in connection with the issuance of the 2021 Notes. In 2022 the Company issued liability classified warrants in connection with the issuance of the 2022 Notes. The warrants were liability classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8 for details of the warrants.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Total	Level 1	Level 2	Level 3
Fair value of convertible notes	$8,586,102	$-	$-	$8,586,102
Liability classified warrants	1,414,829	-	-	1,414,829
Total	$10,000,931	$-	$-	$10,000,931

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$16,799,837	$-	$-	$16,799,837
Liability classified warrants	3,303,588	-	-	3,303,588
Total	$20,103,425	$-	$-	$20,103,425

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities:

	Total	Convertible notes	Liability classified warrants
Fair value, December 31, 2021	$20,103,425	$16,799,837	$3,303,588
Additions, net	12,217,371	8,480,000	3,737,371
Conversions	(14,133,750)	(14,133,750)	-
Change in fair value	(8,186,115)	(2,559,985)	(5,626,130)
Fair value, September 30, 2022	$10,000,931	$8,586,102	$1,414,829

Federal Grants

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse awarded the Company a research and development grant related to the development of its MPARTM overdose prevention technology (the “MPAR Grant”). The total approved budget for the initial two-year period was approximately $5.4 million ($3.2 million and $2.2 million in years 1 and 2, respectively) of which the Company must contribute $1.1 million in the first year of the grant. In August 2019, the grant was amended such that the approved budget for the two-year period decreased to approximately $5.1 million ($2.1 million and $3.0 million in years 1 and 2, respectively). In June 2021, the Company received a Notice of Award for an additional $2.8 million of funding in year 3 under the MPAR Grant beginning July 1, 2021. In June 2022, the Company received a Notice of Award for an additional $2.8 million of funding in year 4 under the MPAR Grant from July 1, 2022 through June 30, 2023. This brings total funding under this grant to approximately $10.8 million.

In September 2019, the NIH/National Institute on Drug Abuse awarded the Company a research and development grant related to the development of its TAAP/MPARTM abuse deterrent technology for Opioid Use Disorder (“OUD”) (the “OUD Grant”). The total approved budget was approximately $5.4 million and the current grant period ends in August 2023.

The Company recognizes revenue when costs related to the grants are incurred. The Company believes this policy is consistent with the overarching premise in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), applied by analogy, to ensure that it recognizes revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in ASC 606. The Company believes the recognition of revenue as costs are incurred and reimbursable amounts become due is analogous to the concept of transfer of control of a service over time under ASC 606.

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
MPAR	$206,290	$1,119,312	$710,761	$1,246,424
OUD	73,061	81,504	379,159	649,483
Total	$279,351	$1,200,816	$1,089,920	$1,895,907

Amounts requested or eligible to be requested through the NIH payment management system, but for which cash has not been received, are presented as an unbilled receivable on the Company’s consolidated balance sheet. As all amounts are expected to be remitted timely, no valuation allowances are recorded.

Immaterial Correction of an Error Adjusted in Prior Quarter

In August 2022, the Company concluded that due to an error in the measurement of the unbilled receivable and the associated grant revenue as of December 31, 2021, and March 31, 2022, the June 30, 2022, balance sheet would be adjusted. The change resulted in a decrease in the balance of the unbilled receivable of $214,308 as of June 30, 2022 and a corresponding increase in general and administrative expense presented in the consolidated statement of operations for the three months ended June 30, 2022.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the three and nine months ended September 30, 2022 and 2021, stock-based compensation costs are recorded in general and administrative expenses and research and development expenses in the consolidated statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(9,897,612)	$(17,163,526)	$(19,563,588)	$(19,046,801)

Denominator:
Weighted average shares outstanding, basic and diluted	1,928,727	1,212,791	1,666,253	937,764

Net loss per share attributable to common stockholders, basic and diluted	$(5.13)	$(14.15)	$(11.74)	$(20.31)

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	350,995	222,203	328,538	225,833
Warrants	1,054,544	1,000,953	1,054,544	335,531
Total	1,405,539	1,223,156	1,383,082	561,364

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Prepaid research and development	$2,323,473	$2,124,008
Prepaid insurance	550,634	733,234
Other prepaid expenses	108,964	74,173
Total prepaid expenses and other current assets	$2,983,071	$2,931,415

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Share subscription facility commitment fees	$400,000	$800,000
Accrued research and development	1,186,498	388,997
Bonus accrual	297,224	610,000
Professional fees	203,034	138,086
Accrued scientific advisory board fees	60,032	60,032
Consultant stock compensation expenses	-	1,342,479
Other accrued liabilities	89,485	67,939
Total accrued expenses and other liabilities	$2,236,273	$3,407,533

Other long-term liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Share subscription facility commitment fees	$-	$349,202
Liability classified warrants	1,414,829	3,303,588
Total other long-term liabilities	$1,414,829	$3,652,790

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2022, the Company’s commitments included an estimated $25.7 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of September 30, 2022 and December 31, 2021, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

In August 2020, the Company entered into an agreement to lease office space. The original lease commencement date was October 1, 2020 and was subsequently amended to extend the term of the lease through October 31, 2023 with no option to renew. The amendment resulted in a modification of the lease under ASC 842 and the Company remeasured the lease liability as of the amendment date.

As of September 30, 2022, the future lease payments totaled $35,403.

The Company recognized total rent expense of $7,939 and $23,606 in the three and nine months ended September 30, 2022, and $11,781 and $36,058 in the three and nine months ended September 30, 2021.

Compensation Subject to Shareholder Approval

In July 2021, the Company engaged two consultants to perform certain public and investor relations services in consideration for warrants to purchase 25,000 shares of common stock with a five-year term and an exercise price of $125.60 each, 2,500 shares of common stock each, and 10,000 restricted stock units each. The restricted stock units vested over one year with 50% of the vesting contingent upon certain market conditions. These equity awards were contingent upon shareholder approval of an amended and restated 2021 Omnibus Plan at a special shareholder meeting in January 2022, at which time the warrants were replaced by non-qualified stock options with similar terms. As the original terms of the awards did not satisfy the grant date criteria for an equity award, as of December 31, 2021, the Company recorded a liability $1,342,479 to reflect the estimated value of services received during the period. On February 14, 2022, the equity awards were granted, and the Company reclassified the outstanding liability to stockholders’ equity (See Note 9 for additional details of the Company’s stock-based compensation).

NOTE 7 – NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of September 30, 2022:

	Principal balance	Accrued interest	Fair Value Adjustment	Net debt balance
2021 Notes	$379,695	$11,006	$-	$390,701
2022 Notes	8,126,667	93,559	(24,825)	8,195,401
Financed Insurance	348,780	4,859	-	353,639
Total	$8,855,142	$109,424	$(24,825)	$8,939,741

The following table provides a summary of the Company’s outstanding debt as of December 31, 2021:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2021 Notes	$13,647,341	$159,435	$2,993,061	$16,799,837
Financed Insurance	385,187	4,082	-	389,269
Total	$14,032,528	$163,517	$2,993,061	$17,189,106

The interest expense recognized for notes payable (excluding the 2021 Notes) was as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stated interest accrual	$4,859	$24,660	$6,864	$251,857
Debt discount amortization	-	-	-	945,969
Total	$4,859	$24,660	$6,864	$1,197,826

2021 Notes

On September 24, 2021, the Company entered into an agreement with institutional investors to issue the 2021 Notes. The agreement provided for two closings: the first closing for $5.3 million (resulting in net proceeds of $4.6 million) occurred on September 24, 2021 (the “First Closing”). The second closing for $10.6 million (resulting in net proceeds of $9.4 million) occurred on November 5, 2021 (the “Second Closing”).

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

The Company elected to apply the fair value option to the measurement of the 2021 Notes. The total initial fair value of the debt at issuance was $15.9 million. The Company recorded total issuance costs of $1.9 million representing investment banking and legal fees of $1.0 million and original issue discounts of $0.9 million. After multiple conversions (at original contract terms and at amended reduced conversion prices) since issuance, the Company reflected the remaining balance due as of September 30, 2022 and recognized a change in fair value of convertible notes of $45,329 (loss) for the three-month period then ended and a change in fair value of convertible notes of $2.7 million (gain) for the nine-month period ended September 30, 2022 primarily due to reductions in the Company’s stock price. The September 30, 2022 fair value measurement includes the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium) and thus a separate amount is not reflected on the consolidated statements of operations. If presented separately, the amount of interest expense after consideration of the conversions would be $39,847 and $0.2 million for the three- and nine-month periods ended September 30, 2022, respectively.

The 2021 Notes may be converted into the Company’s common stock at the option of the holder in whole or in part at the conversion price of $117.40, subject to a beneficial ownership limitation of 4.99% (subject to adjustment). The Company must reserve sufficient shares of authorized common stock to effect the conversion of the 2021 Notes and payment of interest. The shares were registered for public resale under a registration statement.

At the Company’s option, the Company may redeem some or all of the then-outstanding principal amount of the 2021 Notes for cash in an amount equal to 100% of the principal to be redeemed, plus accrued but unpaid interest, plus all other amounts due with respect to the 2021 Notes.

Beginning January 1, 2022 for the First Closing, and February 1, 2022 for the Second Closing, and the first of each subsequent month, terminating upon the full redemption of the 2021 Notes (each a “Monthly Redemption Date”), the Company shall redeem the Monthly Redemption Amount (defined below), payable in cash or shares. The number of shares to be settled shall be based on a conversion price equal to the lesser of (a) $117.40 and (b) 92% of the average of the three lowest volume-weighted average prices (“VWAP”) during the 10 consecutive trading days prior to the applicable Monthly Redemption Date. The Company may not pay the Monthly Redemption Amount in shares unless the applicable conversion price is greater than or equal to $15.60 and the Company has been in compliance with customary requirements under the agreement, unless waived in writing by the holder. If the applicable conversion price is less than $15.60 at the time of the Monthly Redemption Date the Company will be required to fund the difference in cash. During the period ended September 30, 2022, the Company paid $265,812 to fund such differences in cash (reducing the outstanding principal balance of the 2021 Notes).

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

The following table provides a summary of the Company’s 2021 note conversions during the nine-month period ending September 30, 2022:

Three Months Ended	Shares	Weighted Average Conversion Price	Conversion Value
March 31, 2022	235,428	$27.07	$6,372,700
June 30, 2022	274,058	$17.61	4,826,053
September 30, 2022	339,854	$6.84	2,323,081
Total	849,340		$13,521,834

On August 8, 2022, the parties agreed to modify the conversion price of the remaining 2021 Notes from $15.60 to $7.00 until October 1, 2022, with any remaining balance payable in cash on October 10, 2022. On September 20, 2022, the parties agreed to modify the conversion price of the remaining 2021 notes from $7.00 to $4.60 for the period from September 20, 2022 until September 30, 2022. The Company recorded an inducement expense equal to the excess fair value of the consideration transferred (utilizing the number of shares transferred multiplied by the average of the high/low price on the conversion date) above the securities that would have been issued under the original conversion terms. The total loss on debt conversions was $1.4 million and $4.0 million, for the three- and nine-month periods ended September 30, 2022 and is reflected in other income (expense), net. Included in the loss on debt conversions was $1.0 million related to the inducement expense for the three- and nine-month periods ended September 30, 2022, The remaining 2021 Notes became due and payable on October 10, 2022, at which time they were satisfied with cash (refer to Note 11).

2022 Notes

On June 30, 2022, the Company entered into an $8.0 million convertible financing agreement with institutional investors. The agreement provided for two closings, each for notes payable of $4.24 million (resulting in gross cash proceeds of $4.0 million). Funds were received for the first closing on July 1, 2022 and for the second closing on August 9, 2022.

On the issuance date, the Company assessed the probability of the potential settlement scenarios under the terms of the 2022 Notes and determined that the predominant settlement feature of the 2022 Notes was the redemption feature into shares of the Company’s common stock issuable at the lower of the conversion price or 92% of the average of the three lowest VWAPs in the 10 trading days immediately preceding the redemption date. As the predominant settlement feature of the 2022 Notes is to settle a fixed monetary amount into a variable number of shares, the 2022 Notes fell within the scope of ASC 480. Accordingly, the Company determined that the 2022 Notes should be recorded at estimated fair value on its issuance date and adjusted to its estimated fair value as of each reporting date with the change in estimated fair value recorded as a component other income (expense) in the Company’s consolidated statements of operations.

The Company recorded the 2022 Notes at an initial fair value of $12.06 million which included a loss upon issuance of $3.6 million. The loss upon issuance was due to the current share price at issuance exceeding the conversion price. Additionally, the Company recorded issuance costs of $1.1 million representing a 6% original issue discount of $0.5 million, $0.6 million of legal and investment banking fees, which are included in other income (expense) on the consolidated statement of operations. After an initial conversion since issuance, the Company reflected the remaining balance due as of September 30, 2022 at fair value and recognized a change in fair value of convertible notes of $3.5 million (gain) for the three and nine-month period then ended September 30, 2022 primarily due to reductions in the Company’s stock price.

The September 30, 2022 fair value measurement includes the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium) and thus a separate amount is not reflected on the consolidated statements of operations. If presented separately, the amount of interest expense after consideration of the conversions would be $0.1 million for the three- and nine-month periods ended September 30, 2022.

The 2022 Notes are convertible into common stock, at a per share conversion price equal to $10.90, a 10% premium to the average price of the common stock for the three trading days prior to the first closing. Under the Notes, commencing on September 29, 2022 and continuing monthly on the first day of each month beginning November 2, 2022, the Company is obligated to redeem one fifteenth (1/15th) of the original principal amount under the applicable Note, plus accrued but unpaid interest. The Company may elect to pay all or part of the redemption amount in cash with a premium of eight percent or in conversion shares of common stock based on a conversion price equal to the lesser of (i) the conversion price and (ii) 92% of the average of the three lowest VWAPs (as defined) during the ten consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date, but in no event may the Company pay the redemption amount in conversion shares of common stock unless the conversion price is at least equal to $2.006 and the Company has been in compliance with customary requirements under the agreement, unless waived in writing by the holder.

In connection with each of the first and second closings of the 2022 Notes the Company also issued warrants to purchase 233,395 shares of the Company’s common stock. The warrants have an exercise price of $14.17, a 30% premium to the conversion price, and are exercisable for five years following issuance of the 2022 Notes. The issuance of these warrants required the Company to reduce the conversion price of the 2021 Notes and the exercise price of the outstanding warrants associated with the 2021 Notes to $15.60.

The proceeds of the 2022 Notes will be used for working capital purposes subject to certain customary restrictions are secured by the Company’s rights to its patents and licenses. The Company is restricted from issuing certain additional debt or equity without the prior written consent of the holders for certain specified periods set forth in the 2022 Notes. If, at any time while the 2022 Notes are outstanding, the Company carries out one or more capital raises in excess of $5.0 million, the holder has the right to require the Company to use up to 20% of the gross proceeds of such transaction to redeem all or a portion of the convertible notes for an amount in cash equal to the cash Mandatory Redemption Amount (i.e., 108% of outstanding principal and unpaid interest).

The 2022 Notes mature on December 29, 2023 and February 7, 2024, for the first and second closings, respectively. The notes bear interest at a rate of 6% per annum, in addition to an original issue discount of 6%. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the debt.

The following table provides a summary of the Company’s 2022 Notes conversions during the nine-month period ending September 30, 2022:

Three Months Ended	Shares	Weighted Average Conversion Price	Conversion Value
September 30, 2022	88,584	$4.04	$357,701
Total	88,584		$357,701

Financed insurance premiums

During year ended December 31, 2021, the Company financed its directors’ and officers’ liability insurance in the amount of $0.9 million, of which the note was paid in full as of September 30, 2022. During the quarter ended September 30, 2022, the Company financed its directors’ and officers’ liability insurance in the amount of $0.4 million. The Company expensed $4,589 and $6,684 of interest for the three and nine months ended September 30, 2022, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, in connection with the Business Combination, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. In September 2022, the Company amended and restated its Certificate of Incorporation to authorize shares up to a total of 250,000,000 shares of common stock. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.

Common Stock

On June 30, 2021, in connection with the Closing, the following common stock activity occurred:

●	802,679 shares of common stock were issued to holders of Former Ensysce common stock.

●	310,963 shares of common stock outstanding were assumed by the Company.

●	67,899 shares of common stock were issued in settlement of $5.8 million of convertible debt.

●	988 shares of restricted common stock were issued in exchange for previously outstanding warrants to purchase Former Ensysce common stock.

●	25,000 shares of common stock were issued in settlement of a termination agreement with a strategic advisor dated January 2021.

●	6,250 shares of common stock were issued in settlement of deferred underwriting costs.

Warrants

On September 30, 2022, outstanding warrants to purchase shares of common stock are as follows:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	945,063	$200.00 - 230.00	LACQ warrants	Equity
(b)	55,306	$4.04	Share subscription facility	Equity
(c)	18,058	$15.60	2021 Notes	Liability
(d)	36,116	$15.60	2021 Notes	Liability
(e)	233,394	$14.17	2022 Notes	Liability
(f)	233,394	$14.17	2022 Notes	Liability
	1,521,331

a)	On June 30, 2021, as a result of the closing of the Business Combination, the Company assumed a total of 945,063 warrants previously issued by LACQ. The warrants provide holders the right to purchase common stock at a strike price of between $200.00 and $230.00 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 500,000 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 445,063 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the exercise price of 25,000 warrants issued on June 30, 2021 from $230.00 to $200.00, resulting in an incremental increase in their fair value of $56,590, recognized in general and administrative expense.

b)

On July 2, 2021, upon public listing of the Company’s shares, the Company issued 55,306 warrants to purchase common stock pursuant to the share subscription facility. The warrants have a three-year life and an exercise price of $200.20 per share. The grant date fair value of the warrants, based on the $289.80 stock price on the date of issuance, was $11.6 million, and was recognized in general and administrative expense due to the uncertainty of future issuance of shares under the share subscription facility.

On December 28, 2021, January 3, 2022, February 1, 2022, March 1, 2022, May 2, 2022,June 1, 2022, July 1, 2022, August 10, 2022, September 20, 2022 and September 29, 2022 the exercise price of the warrants adjusted to $90.00 per share, $56.60 per share, $31.60 per share, $19.20 per share, $18.80 per share, $9.20 per share, $8.00 per share, $7.00 per share, $4.60 per share and $4.00 for those conversion dates, respectively, as required by a down round adjustment feature of the warrant, due to common stock issued at a price below the then current exercise price. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a “Black-Scholes model”) is reflected on the consolidated statement of operations as a “deemed dividend.”

c)	On September 24, 2021, the Company issued 18,058 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $152.60 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on September 23, 2026. As a result of the issuance of the 2022 Notes in July of 2022, the exercise price of these warrants was adjusted down to $15.60. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a “Black-Scholes model”) is reflected on the consolidated statement of operations in other income (expense).

d)	On November 5, 2021, the Company issued 36,116 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $152.60 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on November 4, 2026. As a result of the issuance of the 2022 Notes in July of 2022, the exercise price of these warrants was adjusted down to $15.60. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a “Black-Scholes model”) is reflected on the consolidated statement of operations in other income (expense).

e)	On July 1, 2022, the Company issued 233,394 warrants in connection with the issuance of the 2022 Notes. The warrants were immediately exercisable with an exercise price of $14.17 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on June 29, 2027.

f)	On August 9, 2022, the Company issued 233,394 warrants in connection with the issuance of the 2022 Notes. The warrants were immediately exercisable with an exercise price of $14.17 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on August 8, 2027.

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	(a) LACQ warrants (grant date varies)	(b) Share subscription facility (grant date 7/2/21)	(b) Share subscription facility (remeasurement date varies)
Stock price	$289.80	$289.80	$4.80-85.80
Exercise price	$200.00-230.00	$200.20	$4.00-90.00
Expected term (years)	3.00	3.00	1.76-2.49
Volatility	110.0%	110.0%	108.2%-125.3%
Risk free rate	0.5%	0.5%	1.0%-4.2%

	(c) Liability classified warrants (grant date 9/24/21)	(c) Liability classified warrants (remeasured at 9/30/22)	(d) Liability classified warrants (grant date 11/5/21)	(d) Liability classified warrants (remeasured at 9/30/22)
Stock price	$89.80	$4.30	$45.00	$4.30
Exercise price	$152.60	$15.60	$152.60	$15.60
Expected term (years)	5.00	4.00	5.00	4.10
Volatility	94.1%	116.1%	94.1%	114.9%
Risk free rate	1.0%	4.1%	1.0%	4.1%

	(e) Liability classified warrants (grant date 7/1/22)	(e) Liability classified warrants (remeasured 9/30/22)	(f) Liability classified warrants (grant date 8/9/22)	(f) Liability classified warrants (remeasured 9/30/22)
Stock price	$11.40	$4.40	$10.60	$4.40
Exercise price	$14.20	$14.20	$14.20	$14.20
Expected term (years)	5.00	4.75	5.00	4.86
Volatility	98.9%	109.4%	102.8%	108.3%
Risk free rate	2.9%	4.1%	3.0%	4.1%

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

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan (the “2021 Omnibus Plan”), which was approved by LACQ’s board and subsequently LACQ’s stockholders at a special stockholder meeting on June 28, 2021. The 2021 Omnibus Plan provides for the conversion with existing terms of the 221,191 options outstanding under Former Ensysce stock plans and reserves for issuance an additional 50,000 shares for future awards under the 2021 Omnibus Plan. On January 26, 2022, the 2021 Omnibus Plan was amended and restated to include an additional 150,000 shares available for future grant and to provide for future annual increases. No further awards may be made under the Former Ensysce stock plans.

The Company recognized within general and administrative expense stock-based compensation expense of $128,357 and $731,126 for the three and nine months ended September 30, 2022, and $24,833 and $105,026 for the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2022, the Company recognized stock-based compensation expense of $28,791 and $124,034 within research and development. During the three and nine months ended September 30, 2021, there was no stock-based compensation allocated to research and development.

Option Activity

During the nine months ended September 30, 2022, the Company granted stock options to purchase an aggregate of 114,550 shares of common stock to employees, consultants and members of the board of directors. The options vest over periods between zero and 4 years and have an exercise price of between $8.50 and $125.60 per share. There were no stock option grants in 2021.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2022:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2021	222,191	$48.00	6.00	$10,207,306
Granted	114,550	77.30	7.63	-
Exercised	-	-	-	-
Expired / Forfeited	(10,000)	21.40	-	-
Outstanding at September 30, 2022	326,741	59.13	6.57	-
Exercisable at September 30, 2022	284,014	62.03	6.15	-
Vested and expected to vest	326,741	59.13	6.57	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in 2021):

Nine Months Ended
September 30, 2022
Stock price	$8.60 - 34.00
Exercise price	$8.5-125.60
Expected stock price volatility	76.61 - 95.87%
Expected term (years)	5.19-10.00
Risk-free interest rate	1.52% - 3.14%
Expected dividend yield	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.
●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 was $19.24. There were no options granted during the nine months ended September 30, 2021.

As of September 30, 2022, the Company had an aggregate of $605,868 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.42 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity during the nine months ended September 30, 2022:

	Restricted Stock Units	Weight average fair value
Outstanding at December 31, 2021	-	$-
Granted	61,367	23.02
Released	(34,867)	26.25
Cancelled	(10,000)	-
Outstanding at September 30, 2022	16,500	10.63

The remaining awards outstanding are subject to time-based vesting conditions and are scheduled to vest by December 2023. The estimated fair value of each of the Company’s was determined on the date of grant based on the closing price of the Company’s common stock on the previous trading date.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

September 30, 2022
Awards outstanding under the 2021 Omnibus Incentive Plan	343,241
Awards available for future grant under 2021 Omnibus Incentive Plan	44,095
2022 Notes outstanding	754,149
Warrants outstanding	1,521,331
Total shares of common stock reserved for future issuance	2,662,816

NOTE 10 - RELATED PARTIES

The Company paid cash compensation during the three and nine months ended September 30, 2021 of $3,584 and $43,898, respectively, to the Chief Executive Officer through a separate operating company with which the Chief Executive Officer is affiliated. There were no such payments in the three and nine months ended September 30, 2022. In July 2022, the Chief Executive Officer and a Board member transferred 46,062 shares of registered common stock to GYBL to settle $0.8 million of Company obligations related to the GEM Agreement (Note 2). In October 2022, 46,062 shares of unregistered and restricted common stock were subsequently issued by the Company to the related parties as reimbursement.

NOTE 11 - SUBSEQUENT EVENTS

On October 11, 2022, the Company paid $390,701 in cash to fulfill the remaining amounts outstanding under the 2021 Notes.

On October 28, 2022, the Company completed a 1-for-20 reverse split of its outstanding common stock. All references in these consolidated financial statements to shares and per share amounts in all periods have been retroactively restated to reflect the split.

In the fourth quarter of 2022, the Company issued 573,944 shares of common stock as a result of conversions of $2.1 million of principal and interest of the 2022 Notes.

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

Overview

Ensysce Biosciences, Inc. is a clinical stage pharmaceutical company seeking to develop innovative solutions for severe pain relief while reducing the fear of and the potential for opioid misuse, abuse and overdose. We have a 79.2%-owned subsidiary, EBIR, a clinical stage pharmaceutical company that is developing a compound utilized in Ensysce’s overdose protection program for the treatment of respiratory diseases. Our lead product candidate, PF614, is an extended release TAAP prodrug of oxycodone. TAAP modification of prescription drugs removes the ability to crush, chew or manipulate and inject to achieve the medication more quickly than by swallowing. MPAR™ adds a layer of overdose protection to each TAAP product.

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

We have incurred significant operating losses since inception. As of September 30, 2022, we had an accumulated deficit of $105.4 million. We expect to continue to incur net losses for the foreseeable future, and we expect our clinical development expenses, and general and administrative expenses to continue to increase. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

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

Business Combination Transaction

On January 31, 2021, LACQ executed a definitive merger agreement among it, Merger Sub and Former Ensysce, providing for, among other things, and subject to terms and conditions therein, the Business Combination. On June 30, 2021, the Business Combination was consummated. In connection with the Business Combination, the stockholders of Former Ensysce exchanged their interests for shares of the combined company’s common stock at an exchange ratio of 0.06585. Immediately following the Business Combination, the stockholders of Former Ensysce owned approximately 71.8% of the outstanding common stock of the combined company. Former Ensysce’s existing equity incentive plans were terminated, with awards issued under the existing equity incentive plans exchanged for awards issued under the Company’s 2021 Omnibus Incentive Plan. We received net proceeds of approximately $7.8 million at the closing of the Business Combination. We continue to operate under our management team, led by our Chief Executive Officer, Dr. Lynn Kirkpatrick. On July 2, 2021, the combined company’s common stock began trading on Nasdaq under the ticker symbol “ENSC”.

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

Change in fair value of convertible notes

We elected the fair value option to account for the 2021 Notes and 2022 Notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. We use a discounted cash flow model and a Monte Carlo analysis to estimate the fair value of the notes, both of which rely on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period.

Change in fair value of liability classified warrants

The warrants issued with the 2021 Notes and 2022 Notes are liability classified due to certain cash settlement features. We use a Black-Scholes option pricing model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized through earnings for each reporting period.

Loss on debt conversions

When conversions on the 2021 Notes and 2022 Notes occur, we calculate the difference between the conversion price and the average of the high and low stock price on the date of conversion. The resulting difference is either a loss if the conversion price was below the average of the high and low stock price on the date of conversion or a gain if the conversion price was above the average of the high and low stock price on the date of conversion.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
Federal grants	$279,351	$1,200,816	$(921,465)
Operating expenses:
Research and development	4,756,096	1,714,635	3,041,461
General and administrative	1,686,580	16,372,976	(14,686,396)
Total operating expenses	6,442,676	18,087,611	(11,644,935)
Loss from operations	(6,163,325)	(16,886,795)	10,723,470
Other income (expense):
Issuance costs for convertible notes	(1,118,721)	(500,158)	(618,563)
Loss on issuance of convertible notes	(3,609,944)	-	(3,609,944)
Change in fair value of convertible notes	3,491,513	1,071,099	2,420,414
Issuance of liability classified warrants	(3,737,371)	(1,325,804)	(2,411,567)
Change in fair value of liability classified warrants	2,683,340	405,086	2,278,254
Loss on debt conversions	(1,404,877)	-	(1,404,877)
Interest expense	(4,859)	(24,660)	19,801
Other income and expense, net	8,679	61,758	(53,079)
Total other income (expense), net	(3,692,240)	(312,679)	(3,379,561)
Net loss	$(9,855,565)	$(17,199,474)	$7,343,909
Net loss attributable to noncontrolling interests	(21,492)	(35,948)	14,456
Deemed dividend related to warrants down round provision	63,539	-	63,539
Net loss attributable to common stockholders	$(9,897,612)	$(17,163,526)	$7,265,914

Federal grant funding

Funding from federal grants for the three months ended September 30, 2022 and 2021 totaled $0.3 million and $1.2 million, respectively, representing a decrease of $0.9 million. Differences are due to the timing of research activities eligible for funding as well as the grant period. We expect funding from federal grants to generally increase in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the three months ended September 30, 2022 and 2021 were $4.8 million and $1.7 million, respectively, representing an increase of $3.0 million. The increase was primarily the result of increased external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR™. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 and 2021 were $1.7 million and $16.4 million, respectively, representing an decrease of $14.7 million. The decrease was primarily a result of non-cash expenses incurred in the comparable prior period in connection with the valuation of issued warrants. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Issuance costs for convertible notes increased due to both tranches of the 2022 Notes being issued during the period while only one tranche of the 2021 Notes was issued during the similar prior period. The loss on issuance of the convertible notes was due to the current share price at issuance (of the 2022 Notes) exceeding the conversion price. Changes in fair value of convertible notes and liability classified warrants for the 2022 period relate to both the 2021 Notes and 2022 Notes compared to only changes related to the 2021 Notes in the prior period. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and 2022 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2021 period.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
Federal grants	$1,089,920	$1,895,907	$(805,987)
Operating expenses:
Research and development	13,393,948	2,502,232	10,891,716
General and administrative	5,717,281	17,257,361	(11,540,080)
Total operating expenses	19,111,229	19,759,593	(648,366)
Loss from operations	(18,021,309)	(17,863,686)	(157,623)
Other income (expense):
Issuance costs for convertible note	(1,118,721)	(500,158)	(618,563)
Change in fair value of derivative liabilities	-	673,314	(673,314)
Loss on issuance of convertible notes	(3,609,944)	-	(3,609,944)
Change in fair value of convertible notes	6,169,929	1,071,099	5,098,830
Issuance of liability classified warrants	(3,737,371)	(1,325,804)	(2,411,567)
Change in fair value of liability classified warrants	5,626,130	405,086	5,221,044
Loss on debt conversions	(4,000,155)	-	(4,000,155)
Interest expense	(57,662)	(1,282,820)
Loss on extinguishment of debt	-	(347,566)	347,566
Other income and expense, net	19,494	61,758	(42,264)
Total other income (expense), net	(708,300)	(1,245,091)	536,791
Net loss	$(18,729,609)	$(19,108,777)	$379,168
Net loss attributable to noncontrolling interests	(47,619)	(61,976)	14,357
Deemed dividend related to warrants down round provision	881,598	-	881,598
Net loss attributable to common stockholders	$(19,563,588)	$(19,046,801)	$(516,787)

Federal grant funding

Funding from federal grants for the nine months ended September 30, 2022 and 2021 totaled $1.1 million and $1.9 million, respectively, representing an decrease of $0.8 million. Differences are due to the timing of research activities eligible for funding as well as the grant period. We expect funding from federal grants to generally increase in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2022 and 2021 were $13.4 million and $2.5 million, respectively, representing an increase of $10.9 million. The increase was primarily the result of increased external research and development costs related to clinical programs for PF614 and preclinical programs for PF614-MPAR™. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $5.7 million and $17.3 million, respectively, representing a decrease of $11.5 million. The decrease was primarily a result of non-cash expenses incurred in the comparable prior period in connection with the valuation of issued warrants. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Changes in the fair value of derivative liabilities during the nine months ended September 30, 2021 resulted from the decreased likelihood of realization of the embedded derivative instrument in convertible notes payable, resulting in a gain of $0.7 million during the nine months ended September 30, 2021. All outstanding liabilities were settled in connection with the conversion of outstanding note payables on June 30, 2021.

Issuance costs for convertible notes increased due to both tranches of the 2022 Notes being issued during the period while only one tranche of the 2021 Notes was issued during the similar prior period. The loss on issuance of the convertible notes was due to the current share price at issuance (of the 2022 Notes) exceeding the conversion price. Changes in fair value of convertible notes and liability classified warrants for the 2022 period relate to both the 2021 Notes and 2022 Notes compared to only changes related to the 2021 Notes in the prior period. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and 2022 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2021 period.

Liquidity and capital resources

Sources of liquidity and capital

As of September 30, 2022, we had $4.5 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of September 30, 2022, we had an accumulated deficit of $105.4 million.

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

Current remaining funding under two approved federal research grants totals $5.8 million, covering the period through August 31, 2023. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

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

Pursuant to the GEM Agreement, we are entitled to draw down up to $60.0 million of gross proceeds (“Aggregate Limit”) from GEM Global in exchange for shares of our common stock, subject to meeting the terms and conditions of the GEM Agreement. This share subscription facility is available for a period of 36 months from the closing date of the Merger. A draw down is subject to limitations on the amount that is drawn under the facility and must comply with certain conditions precedent including the listing of our shares on a principal market (which includes Nasdaq), having the necessary number of shares that are issuable pursuant to the draw down registered under an effective registration statement, and other notice and timing requirements. Upon our valid exercise of a draw down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global is required to pay, in cash, a per-share amount equal to 90% of the average closing bid price of the shares of our common stock recorded by Nasdaq during the 30 consecutive trading days commencing on the first trading day that is designated on the draw down notice. In no event may our draw down requests exceed 400% (“Draw Down Limit”) of the average daily trading volume for the 30 trading days immediately preceding the date we deliver the draw down notice. Our ability to utilize this share subscription facility is restricted while the 2021 Notes or 2022 Notes are outstanding.

Upon the public listing of the Company’s shares following the closing of the Merger, GEM Global became entitled to a commitment fee in the form of cash or freely tradeable shares of our common stock in an amount equal to 2% of the Aggregate Limit or $1.2 million to be paid in two tranches. The commitment fee for the first tranche, which is equal to 67% of the commitment fee, or $800,000, was discharged with 46,062 shares of common stock transferred from related parties in July 2022. The commitment fee for the second tranche, which is equal to the remaining 33% of the commitment fee, or $400,000, becomes payable in January 2023.

Additionally, we issued a warrant with a 36-month term at the closing of the Merger granting GEM Global the right to purchase 55,306 shares of our common stock (an amount equal to 4% of the total number of our common stock outstanding as of the closing date of the Merger (subject to adjustments described below), calculated on a fully diluted basis), at a strike price per share equal to $200.20, which was the closing bid price for such common stock on the first day of trading on Nasdaq. The strike price was reduced to $4.04 per share at September 30, 2022 because of a pricing adjustment per the GEM Agreement. The warrant can be exercised on a cashless basis in part or in whole at any time during the term. Any failure by us to timely transfer the shares under the warrant pursuant to GEM Global’s exercise will entitle GEM Global to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits, and issuances of additional common shares at a price per share less than the exercise price.

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

On September 24, 2021, we entered into a Securities Purchase Agreement for an aggregate financing of $15.0 million with institutional investors. The Company issued to the investors (i) 2021 Notes in the aggregate principal amount of $15.9 million for an aggregate purchase price of $15.0 million and (ii) warrants to purchase 54,174 shares of the Company’s common stock in the aggregate at an exercise price of $152.60 per share.

On June 30, 2022, we entered into a Securities Purchase Agreement for an aggregate financing of $8.0 million with institutional investors. The Company issued to the investors (i) 2022 Notes in the aggregate principal amount of $8.48 million for an aggregate purchase price of $8.0 million and (ii) warrants to purchase 466,789 shares of the Company’s common stock in the aggregate at an exercise price of $14.17 per share. The first funding of $4.0 million occurred on July 1, 2022 and the second funding of $4.0 million occurred on August 9, 2022.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(14,591,819)	$(4,474,364)
Net cash provided by investing activities	4,500	-
Net cash provided by financing activities	6,825,664	11,125,822
Net increase (decrease) in cash and cash equivalents	$(7,761,655)	$6,651,458

Operating activities

During the nine months ended September 30, 2022 and 2021, we used cash in operating activities of $14.6 million and $4.5 million, respectively. The increase primarily resulted from the clinical advancement of our product candidates, the timing of vendor invoicing and payments, and increased costs related to operating as a public company.

Investing activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $4,500 from the sale of certain property and equipment.

Financing activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $6.8 million, primarily consisting of proceeds from the issuance of the 2022 Notes, net repayment of financed insurance premiums and cash payment of convertible notes. During the nine months ended September 30, 2021, net cash provided by financing activities was $11.1 million, primarily consisting of proceeds from Business Combination and convertible note financing.

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

Going concern

We have generated limited revenues and have incurred significant operating losses since our inception. As of September 30, 2022, had an accumulated deficit of $105.4 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future.

Following the completion of the Business Combination and public listing of our common stock on Nasdaq, we had access to up to $60.0 million from a share subscription facility under the GEM agreement. The 2021 Notes and 2022 Notes limit our ability to execute certain debt and equity financings, including under the GEM Agreement, while the 2021 Notes or 2022 Notes are outstanding. Without the availability of proceeds through the share subscription facility, existing cash resources are not sufficient to allow us to fund current planned operations through the next 12 months following the filing of this Quarterly Report on Form 10-Q, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Fair value of liabilities

We elected the fair value option to account for the 2021 Notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. The Company determined that the 2022 Notes should be recorded at estimated fair value on its issuance date and adjusted to its estimated fair value as of each reporting date. We use a Monte Carlo simulation model to estimate the fair value of the 2021 Notes and 2022 Notes, which relies on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period.

We issued warrants in connection with the issuance of both the 2021 and 2022 Notes. The warrants were liability classified due to certain cash settlement features. The Company uses a Black-Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized through earnings for each reporting period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2022 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Material Weaknesses and Remediation Plan

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2021 and 2020, and our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2022 and 2021, we concluded that there were material weaknesses in our internal controls over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficient internal controls because of inadequate technical accounting expertise and inappropriate level of supervision and review due to the limited number of accounting personnel.

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

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2021 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations. The risks set forth in the following additional risk factors have the potential to materially affect our financial condition and results of operations.

FDA’s evolving standards for the approval of opioid products may delay or prevent approval of our product candidates.

FDA has identified addressing misuse and abuse of opioid drugs as one of its highest priorities. As part of its plan, the agency has established new standards for the development of prescription opioids with abuse-deterrent formulations and has published two sets of guidance. Since the publication of the second guidance in November 2017, FDA has not approved any new abuse–deterrent opioid drugs. If we are unable to meet FDA’s new and evolving standards for approving opioid products, we will not be able to market our products.

Fast track designation by the FDA for PF614 for chronic pain may not lead to a faster development or regulatory review or approval process and does not assure FDA approval.

We have obtained fast track designation for PF614 for management of moderate to severe chronic pain when a continuous, around-the-clock analgesic is needed for an extended period of time. We believe that fast track designation will enable us to facilitate the development and expedite the review of PF614. Fast track designation does not ensure that PF614 will receive marketing approval or that approval will be granted within any particular timeframe. As a result, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation does not guarantee that an NDA will obtain priority review designation. If any of these events occur, it could require us to conduct more extensive clinical trials and go through more extensive FDA review, which could substantially increase expenses and delay the time for commercializing our products.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our common stock on The Nasdaq Capital Market. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On June 16, 2022, we received written notice (the “Notice”) from Nasdaq that our Minimum Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing. We have until December 13, 2022, to regain compliance. To regain compliance, the MVLS must close at $35 million or more for a minimum of ten consecutive business days (or such longer period of time Nasdaq may require) during the compliance period ending December 13, 2022. The Company could also regain compliance by meeting the continued listing standard of a minimum stockholders’ equity of at least $2.5 million, which standard the Company does not meet currently. If compliance is not regained by December 13, 2022, Nasdaq will provide written notice that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel.

On June 17, 2022, we received written notice from Nasdaq that we were not in compliance with the Nasdaq requirement for the bid price for our common stock to be at least $1.00 per share (the “Deficiency Letter”). We have until December 14, 2022, for the bid price for our common stock to close at $1.00 per share or more (the “Minimum Bid Price”) for a minimum of 10 consecutive business days during the compliance period ending December 14, 2022 (or such longer period of time Nasdaq may require). If compliance is not regained by December 14, 2022, Nasdaq staff will provide notice that our securities are subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel. We actively monitor the price of the Company’s common stock and are evaluating available options to resolve the deficiencies and regain compliance with the MVLS and Minimum Bid Price requirements. We effected the Reserve Split to regain compliance with the Minimum Bid Price requirement. On November 11, 2022, we received written notice from Nasdaq that we had regained compliance with the Minimum Bid Price requirement.

If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.1	Letter Agreement, dated September 20, 2022, by and among the Company and parties signatory thereto (incorporated by reference to Exhibit 10.6 filed with the Company’s Current Report on Form 8-K on September 20, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSYSCE BIOSCIENCES, INC.

Date: November 10, 2022	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

