Form 10-K
period 2022-12-31
Ensysce Biosciences, Inc.
filed 2023-03-30
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Series A Preferred Stock, par value $0.0001, per share

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

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $18.8 million. The aggregate market value was computed by reference to the closing price of the common stock on such date.

Registrant had 15,425,584 shares of common stock outstanding as of March 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this report certain portions of its proxy statement for its 2022 Annual Meeting of Shareholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

ENSYSCE BIOSCIENCES, INC.

Risk Factor Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. This summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties in this summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” beginning on page 34 of this Annual Report on Form 10-K. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

●	We are a clinical-stage pharmaceutical company with a limited operating history. We have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future.

●	We must obtain regulatory approval and fulfill numerous other requirements to be successful.

●	We require substantial additional funding.

●	We may incur additional dilution from repayment of the Investor Notes in common stock or re-setting the conversion price of the Investor Notes or reduced proceeds to Ensysce from a reduction in the exercise price of the Prior Warrants;

●	The price of our common stock on Nasdaq and Public Warrants on the OTC Pink Open Market may be volatile.

●	There may be no proceeds under the GEM Agreement or proceeds may be less than anticipated.

●	We depend heavily on the success of PF614 and PF614-MPAR™ product candidates, which are currently in clinical trials, and which may not be successful.

●	Due to the significant resources required for the development of our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others.

●	If we fail to discover, develop and commercialize other product candidates, we may be unable to grow our business.

●	If we do not achieve our projected development and commercialization goals within the timeframes we expect, the development and commercialization of our product candidates may be delayed.

●	Competitive products may reduce or eliminate potential commercial opportunity for our product candidates.

●	Our business could be harmed if we lose the services of our key personnel or if we are unable to hire additional highly qualified employees.

●	Our employees or others on which our business depends may engage in misconduct or other improper activities.

●	Government grant awards may not be available to us in the future.

●	We currently rely on, and expect to rely on in the future, third parties to conduct our clinical trials.

●	We expect to be completely dependent on third parties to manufacture our product candidates.

●	We must develop our sales, marketing and distribution capability on our own or through collaborations.

●	The regulatory approval processes are lengthy, time-consuming and inherently unpredictable.

●	Regulatory authorities may disagree with our regulatory plan for our product candidates.

●	Interim topline and preliminary data from our clinical trials may change.

●	We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the preclinical and clinical studies necessary.

●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain.

●	We may encounter difficulties enrolling patients in our clinical trials.

●	Fast track designation by the FDA for PF614, for management of moderate to severe chronic pain when a continuous, around-the-clock analgesic is needed for an extended period of time, may not lead to a faster development or regulatory review or approval process and does not assure FDA approval.

●	If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if such requirements are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

●	Even if any of our product candidates receives regulatory approval, we may fail to achieve the degree of market acceptance necessary for commercial success.

●	We are subject to potential product liability lawsuits against us or any of our future collaborators.

●	Oxycodone is a Schedule II controlled substance under the federal CSA, and we must comply with the CSA or its state equivalents.

●	If we are unable to obtain and maintain patent protection for our products candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates that are similar or identical to our product candidates.

●	We may face litigation from third parties claiming that our products or business infringe, misappropriate, or otherwise violate their intellectual property rights, or seeking to challenge the validity of our patents.

●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property.

●	The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

●	We may not be able to obtain protection under the Hatch-Waxman Amendments by extending the patent term.

●	We may not be able to protect our intellectual property rights throughout the world.

●	We may be subject to claims that we infringed, misappropriated or otherwise violated the intellectual property of a third party, or claiming ownership of what we regard as our own intellectual property.

●	Our intellectual property agreements with third parties may be subject to disagreements.

●	Intellectual property rights do not necessarily address all potential threats to our business.

●	Cyber-attacks or other failures in our telecommunications or information technology systems, or those of third parties could result in information theft, data corruption and significant disruption of our business.

●	Raising additional capital in the public or private equity markets at prices per share below the current market price of our common stock could cause dilution to our stockholders, adversely affect the market price of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act.

●	We identified material weaknesses in our internal control over financial reporting as of December 31, 2022 and 2021.

●	Nasdaq may delist our common stock and/or our Public Warrants may not continue to trade on the OTC Pink Open Market; during most of the period since June 2022 we have not met the listing requirements for Nasdaq.

GLOSSARY

Definitions:
2013 Framework	Financial reporting criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013)
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.48 million, sold in two closings on June 30, 2022 and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
ADFs	Abuse deterrent formulations
ADHD	Attention deficit hyperactivity disorder
Aggregate Limit	Up to $60 million of gross proceeds with respect to the GEM Agreement
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
AUC	Area under the concentration time curve
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CARA	Comprehensive Addiction and Recovery Act
CDC	Center for Disease Control
CDER	Center for Drug Evaluation and Research
cGMP	Current Good Manufacturing Practice
Cmax	Maximum plasma concentration
CMC	Chemistry, manufacturing, and controls
CMOs	Contract manufacturing organizations
CNS	Central nervous system
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
CSA	Controlled Substances Act
CSOS	Controlled Substance Ordering System
DEA	United States Drug Enforcement Agency
Draw Down Limit	400% of the average daily trading volume for the 30 trading days immediately preceding the date the Company delivers the draw down notice with respect to the GEM Agreement
DSCSA	Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
EMA	European Medicines Agency

Ensysce	Ensysce Biosciences Inc.
EPO	European Patent Office
ETASU	Elements to assure a products safe use
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
FDC Act	Federal Food, Drug and Cosmetic Act, as amended
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GEM Warrants	55,306 shares of common stock that may be issued upon the exercise of warrants issued to GYBL under the terms of the GEM Agreement at an exercise price of $0.7512 per share
GMP	Good Manufacturing Practices
GYBL	GEM Yield Bahamas Limited
Hatch-Waxman Act or Hatch-Waxman Amendments	Drug Price Competition and Patent Term Restoration Act of 1984
HHS	United States Department of Health and Human Services
IMPDs	Investigational Medicinal Product Dossiers
IND	Investigational New Drug
Investor Notes	The 2021 Notes and the 2022 Notes, collectively.
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 351,663 shares of our common stock at a weighted average exercise price of $227.87 per share
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPARTM overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
NME	New molecular entity
Orange Book	FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations
OUD Grant	Research and development grant related to the development of its TAAP/MPARTM abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
PCT	Patent Cooperation Treaty

PDMA	U.S. Prescription Drug Marketing Act
PK	Pharmacokinetics
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 54,174 shares of our common stock at an exercise price of $15.60 per share and (ii) 2022 are exercisable for an aggregate of 466,788 shares of our common stock at an exercise price of $2.006 per share
PTA	Patent Term Adjustment
PTE	Patent Term Extension
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 500,000 shares of our common stock at an exercise price of $230.00 per share
R&D	Research and Development
Recro	Recro Gainesville LLC
Recro Agreement	Manufacturing Agreement, dated September 19, 2019, by and between Recro Gaineville LLC and the Company
REMS	Risk evaluation and mitigation strategy
Resale Registration Statement	Ensysce’s Resale Registration Statement filed on August 9, 2021
SARS-CoV-2	Severe acute respiratory syndrome coronavirus 2
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021 or June 30, 2022, as the context dictates, by and between Ensysce and the institutional investors party thereto
Signature	Signature Therapeutics Inc.
SPA	A Securities Purchase Agreement, dated as of September 24, 2021 or June 30, 2022, as the context dictates, by and between Ensysce and the institutional investors party thereto
SUPPORT Act	Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act
TAAP	Trypsin Activated Abuse Protection
TEAEs	Treatment-emergent adverse events
USPTO	United States Patent and Trademark Office

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our company. Factors that may impact such forward-looking statements include:

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	our ability to continue as a going concern for the next twelve months;

●	the risk that our lead product candidate PF614 and PF614-MPAR™ may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for our research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Annual Report on Form 10-K;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic;

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or establish and maintain effective internal controls over financial reporting;

●	the risk that our common stock will be delisted from Nasdaq;

●	The risk that we may not be able to regain or maintain compliance with applicable listing standards of Nasdaq;

●	potential litigation associated with the Business Combination Transactions;

●	other factors disclosed in this Annual Report on Form 10-K; and

●	other factors beyond our control.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on our company. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Business Overview

We are a clinical stage pharmaceutical company seeking to develop innovative solutions for severe pain relief while reducing the potential for opioid misuse, abuse, and overdose.

We are currently developing product candidates designed to improve the safety of prescription drugs. Our primary focus has been on opioid pain products and opioid use disorder products. Prescription opioid abuse presents major burdens to society, resulting in significant costs, illnesses, and deaths, many of which we believe could be prevented through the use of our proprietary technologies. We believe the intertwined issues of (1) the widespread abuse of prescription opioids and (2) the resultant reluctance of many prescribers to write prescriptions for opioid analgesics have resulted in the persistent under-treatment of patients with moderate-to-severe pain. Our platforms utilize a novel molecular delivery technology designed to deter prescription opioid abuse at the molecular level.

Our current development pipeline includes two new drug platforms - an abuse-resistant opioid prodrug technology – the Trypsin Activated Abuse Protection, or the TAAP platform, and an over-dose protection opioid prodrug technology - the Multi-Pill Abuse Resistant, or the MPAR™ platform. The TAAP platform is designed to seek to improve the care of patients with chronic pain while reducing the human and economic costs associated with prescription opioid drug abuse.The MPAR™ platform when combined with our TAAP prodrugs is designed not only to seek to prevent abuse of prescription drugs but also to reduce overdose occurrences. Each prodrug is intended to be able to be combined with our MPAR™ technology for overdose protection. Additionally, nafamostat di-mesylate (“nafamostat”), which is an ingredient in our overdose protection combination products, is also being developed for the intended purpose of treating infection and pulmonary lung diseases.

The technology under the TAAP platform when applied to opioid drugs is designed to release clinically effective opioid drugs only when exposed to specific physiological conditions (i.e., when the drug is ingested and exposed to the digestive enzyme trypsin). Our lead product candidate, PF614, is a TAAP oxycodone prodrug that is a biologically inactive compound which can be metabolized in the body to produce a drug with demonstrable features aimed at resisting both oral and non-oral modes of prescription drug abuse. This approach differs from current formulation-based strategies such as OxyContin OP which uses Intac® Technology (crush-resistant polymers) and Extampza®ER which uses DETERx™ (insoluble fatty acid salts in polymers), in a number of ways. First, the TAAP technology seeks to remove the ability of a user to abuse PF614 intravenously or intranasally based on preclinical studies that show PF614 does not readily convert into oxycodone in the blood stream and trypsin is not present in the nasal passage, and, accordingly, PF614 would not convert to oxycodone in the nose. Furthermore, the chemically modified and abuse-resistance TAAP opioid drug is unaffected by simple physical manipulations designed to extract abusable amounts of opioid, such as through kitchen chemistry. Our portfolio of TAAP product candidates is based on a differentiated understanding of chemical reactivity and metabolism, as well as the key pillars of our unique approach which focuses on: (1) enzyme mediated metabolic activation localized in the gastrointestinal track; (2) rearrangement chemistry to achieve pharmacokinetic release of active drug products; and (3) preclinical and clinical data that set forth the metabolic and chemical activation profile for each of our clinical candidates.

Utilizing this approach, we filed an Investigational New Drug application, or IND (116794), and commenced a Phase 1 clinical trial for PF614, which was completed in February 2018. The clinical data from the Phase 1 trial demonstrated that oxycodone released from PF614 as chemically-designed, and that it was absorbed following oral administration of the TAAP PF614, resulting in blood levels that matched the same release profile as the extended release oxycodone product, OxyContin OP. A second multi-ascending dose study with a bioequivalent arm was completed in July 2022 and a nasal human abuse potential (HAP) study was completed in October 2022. A second oral HAP study has been initiated in September 2022 and data is expected in early 2023.

The MPAR™ technology is designed to limit the bioavailability of active opioid following co-ingestion of multiple doses, whether inadvertent or intentional, through a combination of a TAAP prodrug with nafamostat. Nafamostat is a small molecule that clinical studies have shown to have a steep dose response curve and to be a highly potent trypsin inhibitor. When combined with our TAAP prodrugs, our MPAR technology is designed not to affect metabolism and the release of the active pharmaceutical ingredient. However, if the MPAR combination product is taken in larger quantities than intended, the excess nafamostat is designed to inhibit trypsin, thereby preventing metabolic activation and averting a drug overdose. We believe the potential benefits to society of an opioid that resists both oral and parenteral abuse are considerable. A Phase 1 study to explore the combination of PF614 and nafamostat, PF614-MPAR-101 was initiated in December of 2021, and early data from the study reported in May 2022 demonstrated the combination product showed overdose protection, with a reduction in the release of oxycodone over that of PF614 delivered alone.

Our pipeline has been developed over the course of 15 years of research and investment and includes three clinical-stage product candidates. While our principal focus and lead product candidates are geared towards combating abuse and overdose of opioid drugs, we have, over the years of research and development, discovered and recognized qualities and unique features of certain product candidates that may be useful in addressing other treatments. For example, we discovered the ability of nafamostat in inhibiting the action of enzymes associated with the COVID-19 infection, and, as such, have devoted efforts to develop an oral and inhalation drug product of nafamostat, for use against coronaviral infections and other pulmonary diseases such as cystic fibrosis.

PF614

PF614 is our lead TAAP prodrug candidate under development for the treatment of acute or chronic pain. PF614 is a delayed release TAAP prodrug designed to release oxycodone under certain specific physiological circumstances when taken orally. PF164 was evaluated for safety and pharmacokinetic release of oxycodone in a Phase 1 single ascending dose clinical trial in 64 healthy subjects. The trial showed that PF614 was well tolerated with no serious adverse events. The study also showed pharmacokinetics had a maximum blood concentration of oxycodone at 4 to 6 hours after swallowing PF614, demonstrating its delayed release profile. A second Phase 1b multi-ascending dose study (MAD) was initiated in 2021 to evaluate PF614 delivered to healthy subjects twice daily for 4.5 days. This study evaluated both safety and PK, with a second part to evaluate the bioequivalence (BE) of PF614 versus OxyContin. Final data from this trial was reported in July 2022. The MAD study demonstrated both the safety of PF614 showing it was well tolerated at doses up to 200 mg, which was comparable to 80 mg of OxyContin both delivered twice daily. The BE study arm followed the successful completion of the multi-ascending twice-daily dosing study of PF614 and compared the release of oxycodone from PF614 versus OxyContin® administered to subjects in both fasted and fed states. It was concluded that 100 mg PF614 was bioequivalent to 40 mg OxyContin under both fasted and fed conditions. This data is critical to understand future prescribing criteria for PF614 as an agent bioequivalent to OxyContin and therefore may be developed through the 505(b)(2) regulatory path as defined by the FDA. The intranasal (IN) and oral human abuse potential of PF614 was assessed in two different studies. In study 1 PF614-103, we evaluated the abuse potential of PF614 100 mg relative to crushed oxycodone immediate-release (IR) tablets 40 mg (equivalent opioid doses) and placebo following intranasal administration. In study 2, PF614-104 which is ongoing, we are evaluating the oral abuse potential of intact PF614 at 3 different dose levels 50, 100 and 200 mg to IR oxycodone 40 mg and placebo. The purpose of this study is to assess the pharmacokinetics (PK) and human abuse potential of oral PF614 and data is expected is 2023. We believe PF614 has the potential to provide a safer alternative to the abuse deterrent formulated opioid products that are currently commercially available.

PF614-MPAR™

PF614-MPAR™, a combination product of PF614 and nafamostat has been designed to limit abuse potential by providing resistance to use through injection or inhalation and to provide overdose protection against excessive oral ingestion. Our IND application (150966) for PF614-MPAR™ received FDA allowance on April 27, 2021 following the release of a Full Clinical Hold from January 8, 2021. We addressed deficiencies from the initial IND submission, amended the protocol and submitted a response to the clinical hold letter on March 29, 2021. We initiated a Phase 1 clinical trial, PF614-MPAR-101, to evaluate safety and PK in healthy subjects in December 2021. Initial data from this trial was reported in May of 2022. The PF614-MPAR-101 overdose protection study examined PF614 administered orally alone or in combination with the trypsin inhibitor nafamostat (MPAR) to healthy volunteers. The initial data demonstrated the overdose protection of our MPAR combination product, with reduced release of oxycodone from PF614 in a simulated overdose situation. It also demonstrated the PF614 in the systemic circulation (simulated injection) did not convert to oxycodone. We completed the clinical portion and reported data from Part A of this study in December 2022. The study will continue in 2023 to test the overdose protection of the selected formulation by administering an escalating number of dose units to a group of healthy subjects. Data is expected in the second half of 2023.

MPAR is being tested clinically in partnership with Quotient Sciences, using its integrated Translational Pharmaceutics® platform to search for a PF614-MPAR formulation that allows conversion into oxycodone within the prescribed dose range but reduces conversion to oxycodone at higher than prescribed dose levels in an overdose scenario.

Nafamostat

Nafamostat is an enzyme inhibitor (protease inhibitor) used in our combination overdose protection technology, MPAR™. Due to its ability to inhibit the action of enzymes associated with the COVID-19 infection, we are also developing an oral drug product of nafamostat, for use against coronaviral infections and other pulmonary diseases such as cystic fibrosis. An IND was submitted (149877) for the evaluation of oral nafamostat in coronaviral infections. A Phase 1 trial to evaluate safety and PK was completed in 2021.

Market Opportunity

Drug Abuse and Drug Overdose

Opioid pain medications are essential for improving the care and outcomes of a majority of Americans who live with chronic pain. An NIH study, updated September 2018, reported that 25.3 million adults suffered from pain every day for the preceding three months and almost 40 million adults experience severe levels of pain, which is linked to worse health status. High impact chronic pain affects over 10 million Americans and is characterized by extended periods of suffering which impair life quality to a severe degree. Prescription opioids drugs, such as morphine, hydromorphone, hydrocodone, and oxycodone, have a long history of use for the management of severe and chronic pain. Prescriptions for opioid medications in 2021 totaled 153 million, with $4.2 billion in market size in the United States.

The CDC recently provided recommendations for clinicians who provide pain care, defining acute pain (duration less than 1 month), subacute pain (duration of 1–3 months), or chronic pain (duration of 3 months or more), not including sickle cell disease related pain management, cancer pain treatment, palliative care, and end-of life care. These guidelines are based on the indications, acute and chronic pain, that we intend to explore for our TAAP and MPAR™ opioid products including PF614.

Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches, and other dose forms. Oxycodone is one of the most effective pain killers available today. This drug helps the patient to overcome pain and focus on his or her work. Opioids have a risk of dependence and, when used improperly, a common side effect of high doses of opioids like oxycodone can be euphoria, or a “high.” As a result of these side effects, opioids have become amongst the most misused or abused prescription drugs in the United States. Opioid abuse was declared a public-health emergency in 2017 when more than 91 people died each day from opioid-related overdoses. Currently, that number has risen to approximately 188 deaths per day.

The large increase in overall overdose deaths is now driven by use of synthetic opioids, in particular fentanyl, as prescription opioids have become harder to obtain. From 2017 to 2018 the prescription opioid-involved death rates decreased by 13.5% showing that attention to the problem had beneficial effect. However, 2.1 million people reported having opioid use disorder (“Opioid Use Disorder”) in 2019. Based on information from the CDC, the most common drugs involved in prescription opioid overdose deaths include Methadone, Oxycodone (such as OxyContin®), and Hydrocodone (such as Vicodin®). The CDC indicates that improving opioid prescribing, treatment of opioid use disorder, and prevention of opioid use disorder would help to improve the opioid crisis. Misuse or abuse of opioids is often done in one of the following manners:

●	Oral Excessive Tablet Abuse. Generally recognized as the most prevalent route of administration by abusers, an abuser orally ingests more tablets (or capsules) than is recommended for pain relief.

●	Nasal snorting. Crushed tablets are insufflated for absorption of the drug through the nasal tissues.

●	Injection. The opioid is physically or chemically removed from the dosage and injected into the vein using a syringe.

●	Oral Manipulated Tablet Abuse. Extended-release tablets or patches are crushed, chewed, or otherwise physically or chemically manipulated to defeat an extended-release mechanism and provide an immediate-release of the opioid for oral ingestion.

●	Poly-pharmacy. Opioids are sometimes used in conjunction with alcohol, methamphetamine, benzodiazepines or other drugs to enhance the euphoria.

●	Overdose. Users may accidentally introduce excessive quantities of drugs in their systems or combine drugs that may heighten the chance of adverse effects of drugs. Some patients may over-ingest drugs accidentally or with the express intent of suicide.
●	Chronic or prolonged use. Chronic or prolonged use of opioids resulting in dependence is another form of misuse or abuse.

Amphetamines like Adderall are manufactured in pill form and are intended for oral ingestion. As of Q4 2022, seventy-five percent of Adderall prescriptions are prescribed to the 10.5 million adults, age 22 or older, that are diagnosed with attention deficit hyperactivity disorder, or ADHD. ADHD is the most common neurodevelopment disorder in children. Five million adults misuse stimulant medication annually, by using alternative consumption methods to achieve a more intense high faster; snorting or injecting are most-common methods of abuse. Both of these methods involve crushing pills.

We believe that having prescription drug products available that have a reduced potential for abuse by crushing and injecting, snorting, and chewing could provide an even greater reduction of prescription opioid related deaths in the abuse of opioids or amphetamines.

Nafamostat

Nafamostat’s market opportunity is multifaceted. The oral form could be used alone or in combination with other antiviral drugs that target separate processes needed for virus product, such as RNA replication or viral protein processing. An inhaled form of nafamostat could be prescribed for patients that have a more severe stage of the disease.

Our lead clinical program is an oral drug product of nafamostat for use against COVID-19 and other coronaviral infections. The dosing and positioning of oral nafamostat will be similar to antiviral drug oseltamivir phosphate, Tamiflu®. Tamiflu® is a seasonal influenza treatment that is taken in oral form within two days of influenza symptoms starting and applying a two-dosage daily schedule. During other coronavirus outbreaks, sales of Tamiflu® were $950 million in the US and $2.426 billion cumulative sales worldwide (2016-2020). Sales of Paxlovid from Pfizer for COVID-19 totaled approximately $19 billion in 2022, an indication of the continuing unmet need for treatments around the world.

The World Health Organization estimates influenza epidemics result in approximately three to five million cases of severe illness and 290,000 to 650,000 deaths each year. Nafamostat will be well positioned to generate revenue from several changing market conditions:

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

Our Technology Platform Solution

TAAP Prescription Drugs

The technology under the TAAP platform utilizes a novel technology designed to deter prescription drug abuse at the molecular level. The molecular delivery system is designed to release clinically effective drugs only when exposed to specific physiological conditions (i.e., when the drug is ingested and exposed to the digestive enzyme trypsin). Our TAAP prodrugs delivery system demonstrates a number of features aimed at resisting both oral and non-oral modes of abuse. This platform’s approach differs from current formulation-based strategies (abuse deterrent formulations, or ADFs) in a number of ways. First, the abuse-resistance provided by TAAP is designed to be unaffected by simple physical manipulations (e.g., crushing and extraction and/or chewing of the dose form provided to patients). We believe the potential benefits to society of applying TAAP to opioids and amphetamines providing medication that resists both oral and parenteral abuse are considerable.

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

Besides our clinical candidates, we have a product portfolio of other TAAP and MPARTM opioids and amphetamines that could potentially be developed to build on this pipeline.

Clinical agents

PF614

PF614 is a chemically modified, extended-release oxycodone-derivative which releases clinically effective oxycodone only when exposed trypsin in the gut (i.e., when the drug is ingested). This approach differs from formulation-based strategies which are currently commercially available, in a number of ways. First, the abuse-resistance provided by PF614 is designed to be unaffected by simple physical manipulations (e.g., extraction, chewing, and/or crushing). It also limits the bioavailability of active medication following co-ingestion of multiple doses.

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

PF614-102 Phase 1b Clinical Trial

A Phase 1b study was conducted by ICON (formerly PRA Health Sciences) with Dr. M Johnston as Principal investigator. This was a 2-part study comprised of a MAD study (Part A) and a comparative bioavailability/bioequivalence and food effect study (Part B) in healthy subjects. Part A treated a total of 24 subjects and utilized a randomized, open-label, MAD design with up to 3 separate dose groups of 8 subjects per group. Within each dose group, subjects were randomized to receive either PF614 (n=6) or OxyContin (n=2). Subjects received repeated BID doses, planned to be administered every 12 hours (q12h) over a 5-day period, for a total of 9 doses. PF614 doses were 50 mg, 100 mg, and 200 mg, which were expected to be approximately equivalent to the 20 mg, 40 mg, and 80 mg OxyContin doses, for Dose Groups 1, 2, and 3, respectively. Serial PK sampling was performed for the first day/first dose (Day 1) and for the last day/last dose (Day 5). Only trough PK samples were taken within 30 minutes prior to the morning dose on Days 2, 3, and 4. Safety assessments, including regular assessments of adverse events (AEs), vital signs (pulse rate, blood pressure, respiratory rate, and oxygen saturation [SpO2]), clinical laboratory tests, 12-lead electrocardiograms (ECGs), and cardiac telemetry were monitored throughout the study. Subjects were monitored for hypotension, hypopnea, apnea, and oxygen desaturation.

Part B treated a total of 60 subjects and utilized an open-label, single-dose, randomized, 4-way crossover design. Subjects were randomized to receive each of the following single oral doses of study drugs in a Williams design crossover manner (1 at each treatment period):

● Treatment A: 100 mg PF614, administered under fasted conditions (hereafter referred to as 100 mg PF614, fasted)

● Treatment B: 100 mg PF614, administered under fed conditions (high-fat breakfast) (hereafter referred to as 100 mg PF614, fed)

● Treatment C: 40 mg OxyContin, administered under fasted conditions (hereafter referred to as 40 mg OxyContin, fasted)

● Treatment D: 40 mg OxyContin, administered under fed conditions (high-fat breakfast) (hereafter referred to as 40 mg OxyContin, fed)

Each treatment was separated by a washout interval of 5 days. Serial PK sampling was performed after each study drug administration up to 120 hours postdose. Safety including regular assessments of AEs, vital signs (pulse rate, blood pressure, respiratory rate, and SpO2 ), clinical laboratory tests, and 12-lead ECGs were monitored. Subjects were monitored for hypotension, hypopnea, apnea, and oxygen desaturation.

Pharmacokinetics

Part A: The shape of the plasma concentration versus time curve of oxycodone was similar following administration of PF614 and OxyContin (oxycodone extended release). Oxycodone plasma exposure (Tmax, Cmax,ss and AUCtau) were assessed and PF614 showed similar trends as OxyContin following administration of multiple oral BID doses. Due to the small sample number for OxyContin some PK parameters could not be calculated. Trough concentrations of oxycodone were generally similar from Day 2 through Day 4, suggesting that subjects achieved steady state after repeated oral BID dosing of PF614 and OxyContin at all dose levels.

Part B: A total of 57 subject were included in the PK analyses. The data for Cmax, AUC0-t, and AUC0-inf of oxycodone post 100 mg PF614 versus 40 mg OxyContin dosing under fasted and fed conditions were completely contained within the standard bioequivalence limits of 80% to 125%. Therefore, it was concluded that 100 mg PF614 was bioequivalent to 40 mg OxyContin under both fasted and fed conditions.

Safety

PF614 was generally safe and well-tolerated following oral administration of 50 mg, 100 mg, or 200 mg PF614 BID for 5 days. There was no apparent difference in the safety profile of single oral doses of 100 mg PF614 when administered in the fasted or fed state or between PF614 and OxyContin when administered in the fasted and fed state. PF614 was generally safe and well-tolerated following single and multiple oral doses under naltrexone blockade.

PF614-103 Intranasal Human Abuse Potential Clinical Trial

PF614-103 was a randomized, double-blind, placebo- and active-controlled, 3-way crossover study to evaluate the abuse potential and pharmacokinetics of intranasally administered PF614, relative to crushed oxycodone IR tablets and placebo, in non-dependent recreational opioid users conducted by Lotus Clinical Trials LLC through Ohio Clinical Trials, Inc with Principal investigator, Dr. G. Apseloff.

The study consisted of 4 phases: Screening, Qualification, Treatment, and Follow-up. Subjects were randomized to receive PF614 100mg or crushed oxycodone 40 mg intranasally. The primary objective of the study was to evaluate the abuse potential of PF614 relative to crushed oxycodone immediate-release (IR) tablets and placebo following intranasal administration in non-dependent recreational opioid users (n=26), with the primary pharmacodynamic endpoint being the maximum effect (Emax) for Drug Liking (“at this moment”) measured up to 24 hours after dosing using a visual analogue scale (VAS). The secondary objectives of the study were to evaluate the pharmacokinetic profile of PF614 relative to crushed oxycodone IR tablets following intranasal administration, to evaluate the safety of PF614 following intranasal administration.

In the study, PF614 powder produced a statistically significant lower peak “drug liking” (Emax) when compared with intranasal crushed IR oxycodone (p = 0.0133) using the full modified completer population in a 3-period crossover of PF614 vs. crushed oxycodone and placebo. Furthermore, in a first period analysis of initial impressions of each drug, a statistically significant difference was noted between PF614 (n=8) and crushed IR oxycodone (n=10) (p = 0.0175), even with this smaller cohort of subjects.

Statistically significant differences in peak effects (Emax) between PF614 and crushed IR oxycodone intranasal were also demonstrated for the secondary endpoint of “take drug again,” also using a first period analysis (p < 0.0001).

The intranasal HAP study was designed to test if known recreational drug users “liked” the product and is critical for labeling claims for new drugs in this class. The primary measure in this study, “drug liking,” is recommended by the FDA in their Guidance on “Assessment of Abuse Potential of Drugs.” This measure is known to correlate with a drug’s potential for abuse. The results demonstrated that inhaled powdered PF614 had significantly lower drug liking than inhaled crushed IR oxycodone.

Next Steps

In 2022 we initiated two human abuse potential studies of PF614 to understand the tendency for drug abusers to like the effects achieved from taking PF614 either orally or intranasally as compared to that of a comparator product such as crushed oxycodone. The data from these studies will be used to support our application for ‘Abuse Deterrent’ labeling for PF614. The data from the intranasal study was reported on October 31, 2022 and the data from the oral study is expected to be available in early 2023. We intend to explore pain indications to evaluate PF614 for efficacy and safety which we are seeking to initiate in 2023. We are also planning to evaluate nafamostat in COVID-19 subjects when delivered as an oral drug product. The ability to undertake these studies will depend on additional financing. We have funded our operations to date primarily with proceeds from the sale of equity and borrowings under convertible promissory notes and federal grants. See “—Convertible Promissory Notes” and “—Federal Grants” for additional information.

In November 2022, we received written guidance from the FDA that an acute pain indication may be appropriate for PF614. The FDA guidance, while not binding, states that our proposed clinical development approach of conducting at least two adequate and well-controlled clinical trials in two different pain models comparing PF614 to a placebo and to another immediate release (IR) opioid, such as IR oxycodone, appears reasonable to support a new drug application for PF614 for an acute pain indication. The FDA guidance also provides additional guidance with respect to the non-clinical studies and clinical trials planned by us. The clinical development pathway of PF614 for an acute pain indication may reduce the development timeline and be more cost-effective than initially pursuing a chronic pain indication for PF614.

PF614-MPAR™

We initiated a Phase 1 study that is evaluating PF614-MPAR™ in study entitled “A Single Dose, 2 Part Study to Evaluate the Pharmacokinetics of Oxycodone, PF614, PFR06082, and nafamostat, when PF614 Solution is Co-Administered with nafamostat, as an Immediate Release Solution and/or Extended Release (ER) Capsule Formulations in Healthy Subjects:” We are clinically testing MPAR in partnership with Quotient Sciences, using its integrated Translational Pharmaceutics® platform to search for a PF614-MPAR formulation that allows conversion into oxycodone within the prescribed dose range but reduces conversion to oxycodone at higher than prescribed dose levels in an overdose scenario.

PF614-MPAR™-101 Phase 1 Clinical Trial

The primary objectives of the Phase 1 study are to assess the pharmacokinetics of oxycodone, when PF614 solution is administered alone and with nafamostat as an immediate release solution and/or extended release capsule prototypes. The study is designed to aid in the selection of the optimal nafamostat formulation and dose to combine with PF614 in order to provide oxycodone when a prescribed dose is taken yet attenuate the maximum plasma concentration (Cmax) and the area under the concentration time curve (AUC) of oxycodone when more than the prescribed PF614-MPAR™ dose is taken. Extended release prototype capsule formulations will be selected from a two-dimensional design space describing formulation variables for release rate and dose. Initial data was reported in May 2022 that demonstrated nafamostat administer in combination with PF614 in a simulated overdose situation reduced the release of oxycodone from PF614 as designed. We completed the clinical portion of Part A of this study in December 2022 and expect to report final data from this portion of the study by the end of December 2022. The study will continue in 2023 to test the overdose protection of the selected formulation by administering an escalating number of dose units to a group of healthy subjects. Data is expected in the second half of 2023.

NAFAMOSTAT

NAF-101 Phase 1 Clinical Trial

We believe nafamostat has the potential to be effective in the treatment of patients with COVID-19 as it is an inhibitor of transmembrane protease Serine 2 (TMPRSS2) the protease responsible for cleaving the spike protein of SARS-CoV-2. While patients with COVID-19 typically present with fever and a respiratory illness, some patients also report gastrointestinal symptoms, such as diarrhea, vomiting, and abdominal pain. Studies have identified the most recent strain of COVID-19 virus, SARS-CoV-2 RNA, in stool specimens of infected patients, and its viral receptor angiotensin converting enzyme 2 was found to be highly expressed in gastrointestinal epithelial cells. These suggest that SARS-CoV-2 can actively infect and replicate in the gastrointestinal tract, and oral nafamostat which acts locally in the gut will reduce the ability of the virus to replicate. The purpose of our study was to evaluate the safety of oral nafamostat in healthy volunteers. This was a three-part single ascending dose study (Part 1) examining safety and pharmacokinetics of single doses of 50, 100, and 200 mg nafamostat administered sequentially on three separate days to a single cohort of eight subjects. The multiple ascending dose study (Part 2) administered 100 mg nafamostat twice daily to four healthy subjects and evaluated safety and pharmacokinetic for five days. A second cohort of four subjects received 200 mg nafamostat twice daily for five days and evaluated safety and pharmacokinetic. A final group of six healthy subjects received 200 mg nafamostat the multiple fixed dose study (Part 3) to evaluate the safety and tolerability of oral nafamostat solution administered three times daily.

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

Next Steps

We are planning to evaluate nafamostat in a Phase 2 clinical trial in COVID-19 subjects when delivered as an oral drug product. Nafamostat 200 mg capsules have been manufactured and are on stability evaluation.

Competition

The life sciences industry is characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. We expect to face competition from a number of sources, including pharmaceutical and biotechnology companies, generic drug companies, drug delivery companies, and academic and research institutions. Most of these existing and potential competitors have significantly greater financial and other resources than we do.

The key competitive factors that are expected to affect the development and commercial success of our product candidates include safety and tolerability, the ability of our product candidates to limit human abuse potential, bioavailability and therapeutic efficacy of our product candidates, market indications and convenience of dosing and distribution. PF614 will also face competition from commercially available generic and branded extended-release and long-acting opioid drugs other than oxycodone, including, but not limited to, fentanyl, hydromorphone, oxymorphone, and methadone, as well as opioids that are currently in clinical development.

We believe that obtaining an abuse-deterrent label through the FDA for our prodrugs would provide us with a significant competitive advantage. There are only four commercially available (in the United States) opioid drugs for chronic pain relief that have an abuse-deterrent label. These drugs are MorphaBond™ ER, marketed by Daiichi Sankyo, OxyContin® ER and Hysingla® ER, both of which are marketed by Purdue Pharma, LP, and Collegium Pharmaceutical, Inc.’s XTampza®ER. However, obtaining an abuse-deterrent label involves a lengthy and complicated process with no certainty of success. We believe abuse-deterrent opioids represent a therapeutic option to maximize pain relief in patients for whom opioid analgesia is indicated, while reducing the risks of abuse and diversion.

A number of other companies including, but not limited to, Pfizer Inc., Daiichi Sankyo, Endo Health Solutions, Nektar Therapeutics, Teva Pharmaceutical, Inc., Egalet Ltd., KemPharm Inc., Elysium Therapeutics Inc., and Acura Pharmaceutical, have either extended-release or abuse-deterrent products in various stages of development. Other companies offer products indicated for chronic, severe, long-term pain with various delivery technologies, but these products do not have abuse-deterrent claims on their labels.

We do not believe there are other companies developing products that have an overdose mechanism similar to our MPAR™ technology.

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

In August 2020, EBIR entered into a Technology Transfer Agreement with Mucokinetica to acquire its intellectual property and all assets associated with the inhaled nafamostat program. Specifically, EBIR acquired Patent EP2124926B1 and all data and assets associated with the development and expansion of the inhaled nafamostat program. These assets included COVID-19 and cystic fibrosis drug targets in development.

In consideration for this intellectual property, Mucokinetica received a 1% equity ownership in EBIR, and its founders, Roderick Hall and Peter Cole, entered into Consulting Agreements with EBIR. The Consulting Agreements were subsequently terminated by Messrs. Hall and Cole.

Patents and Patent Applications

We own numerous patents and applications in the United States and significant commercial markets, such as Europe, China, and Japan, relating to our product candidates currently in development, as well as other product candidates that may be developed in the future. These patents and applications are projected to expire between 2028 and 2042, subject to any patent term adjustment or extension that might be available in a particular jurisdiction. A table of the key patent families and their natural or projected expiry dates is presented below.

	Countries of Filings	Natural or Projected Expiry Date
TAAP and MPAR™ Patents and Applications for Opioids
Compositions Comprising Enzyme-Cleavable Ketone-Modified Opioid Prodrugs and Optional Inhibitors Thereof	U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, Russia	2030
Compositions Comprising Enzyme-Cleavable Opioid Prodrugs and Inhibitors Thereof	U.S.	2030
Compositions Comprising Enzyme-Cleavable Oxycodone Prodrugs	U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Russia	2032
Compositions Comprising Enzyme-Cleavable Prodrugs and Controlled Release Nafamostat and Methods of Use Thereof	U.S., PCT, Taiwan	2042
Active Agent Prodrugs with Heterocyclic Linkers	U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Russia	2032
Enzyme-Cleavable Methadone Prodrugs and Methods of Use Thereof	U.S., PCT	2042
Nafamostat Patents and Applications
Methods of Treating Coronavirus Infections and COVID-19	U.S., Canada, Europe	2041
Oral formulations of Nafamostat	U.S., PCT, Taiwan	2042
Methods of Treating Respiratory Diseases with Mucostasis	Germany, France, Italy, United Kingdom	2028
TAAP and MPAR™ Patents and Applications for Amphetamines
Compositions Comprising Enzyme-Cleavable Amphetamine Prodrugs and Inhibitors Thereof	U.S., Europe	2031
Compositions Comprising Enzyme-Cleavable Amphetamine Prodrugs and Inhibitors Thereof	U.S., Europe, Hong Kong	2040

*“Europe” refers to patent applications filed in, and patents issued by, the European Patent Office (“EPO”), which can provide the basis for rights in multiple countries that are members of the European Patent Convention.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the products or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. In addition, patents, if granted, expire and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our product candidates.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a period due to delay by the United States Patent and Trademark Office (“USPTO”) in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed fourteen years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country, and the validity and enforceability of the patent.

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

TAAP and MPAR™ Patents and Applications for Opioids

Following our merger with Signature, we became the owner of patent families that include several granted U.S. patents, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia, relating to chemically modified opioids, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety and pharmaceutical compositions containing these modified opioids, pharmaceutical compositions containing these modified opioids and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain. Three of these patent families are directed to ketone containing opioids and cover PF614 and PF614-MPAR™ and certain methadone TAAP product candidates that are still in the discovery phase. These three families contain issued patents in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia and expire between 2030 and 2032, subject to any applicable patent term extension that might be available in a jurisdiction. We also own pending United States, Patent Cooperation Treaty (PCT), and Taiwan applications directed to oral formulations of PF614-MPAR™, which if pursued and issued would expire in 2042, subject to any potential patent term adjustment or extension that may be available in a jurisdiction. We also own one patent family that includes granted patents in the United States, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia, relating to chemically modified ketone-containing agents, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing these modified ketone-containing agents, pharmaceutical compositions containing these modified ketone-containing agents and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain, would cover certain methadone TAAP product candidates that are still in discovery phase and expire in 2032. While we own these patent families, we have not updated records in the various patent offices to reflect our ownership of these patent families. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. Furthermore, as noted above, we have not obtained assignments for certain patent applications relating to abuse-resistant amphetamines.

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

Nafamostat Patents Applications

We own pending applications in the U.S., Canada and Europe directed to the use of orally administered nafamostat for the treatment of infections caused by coronaviruses, including COVID-19, and pending United States, PCT, and Taiwan patent applications directed to oral formulations of nafamostat. We intend to pursue these applications in the United States and other significant commercial markets and any patents that may be issued would expire in 2041 and 2042, respectively, subject to any applicable patent term adjustment or extension in a particular jurisdiction. Additionally, we acquired one European patent from Mucokinetica Ltd. that is directed to the use of certain compounds, including nafamostat, for the manufacture of a medicament for the treatment of respiratory diseases with mucostasis or poor mucus clearance. This patent was validated in Germany, France, Italy, and the United Kingdom and expires in 2028, subject to any applicable patent term extension that might be available in Europe Union or United Kingdom. Currently, we do not have any issued patent or pending application directed to methods of treating infections caused by coronaviruses, including COVID-19, with inhaled nafamostat, but intend to file pending applications upon development of a suitable inhalation formulation of nafamostat. We believe that one patent covering nafamostat will be eligible for up to five years of patent term extension in the United States and Europe and intend to pursue such extension. In addition to patent exclusivity, under the provisions of the Hatch-Waxman Act, upon any approval in the United States, we believe that nafamostat will be eligible for five-year NCE regulatory exclusivity, during which time no 505(b)(2) NDA or ANDA can be approved that contains the same active moiety as the chemical entity in the nafamostat NDA. In addition, if an ANDA or 505(b)(2) applicant were to file its application referencing the NDA for nafamostat before expiration of our use patent and the applicant asserted that the patent is invalid or would not be infringed, it may be subject to additional waiting periods prior to the FDA’s approval (including a statutory thirty-month stay, starting at the end of the five-year NCE regulatory exclusivity period, if we sue for infringement, or a shorter period if the patent expires of there are certain settlements or judicial decisions in the patent litigation) and may ultimately be required to wait until the natural expiration of our compositions patents if the patents are found to be valid and infringed by the challenging applicant. For more information please see “—Patent and Patent Applications.”

TAAP and MPAR™ Patents and Applications for Amphetamines

Following the merger with Signature, we became the owner of one patent family that includes pending applications in the United States and numerous European foreign jurisdictions relating to chemically modified amphetamines covalently linked to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing the modified amphetamines, pharmaceutical compositions containing the modified amphetamines and a gastrointestinal enzyme inhibitor and methods of using the same to treat a subject. While we own this patent family, we have not updated the records in the various patent offices to reflect our ownership of this patent family. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. In addition, we own pending United States and European patent applications directed to pharmaceutical compositions containing chemically modified amphetamines covalently linked to a gastrointestinal enzyme-cleavable moiety and a trypsin inhibitor and methods of using the same to treat a subjects. We have not obtained assignments from all of the inventors of these applications to date, which could negatively impact our ability to pursue or enforce this application. If issued, these patent applications would expire between 2031 and 2040, subject to any applicable patent term adjustment or extension that might be available in a jurisdiction.

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

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. Our drug substance and drug products are manufactured for us by contract manufacturing organizations, or CMOs, to our specifications. Any manufacturing problem or the loss of a CMO could be disruptive to our operations and result in lost sales.

Our lead product candidate, PF614, is small molecule opioid prodrug. As such, it is a controlled substance, regulated by the Drug Enforcement Administration (“DEA”) and state-controlled substance authorities. Our CMOs will be required to be registered with DEA and will be responsible for obtaining adequate quota to manufacture and otherwise handle controlled substances.

We currently engage third parties to provide clinical supplies of PF614 and nafamostat. We also currently engage a CMO to provide drug product manufacture of PF614, PF614-MPAR™, and nafamostat. We currently have sufficient supplies of PF614 and nafamostat on hand for our current clinical trial needs. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability, and quality.

Purisys

Purisys LLC manufactures PF614 and other clinical trial materials under cGMP conditions and provides stability studies with respect to our PF614 clinical trials. We do not currently have a binding written agreement with Purisys. In the event that Purisys is unable to perform the services promised under future agreements, we may be subject to unforeseen costs and delays with respect to our clinical trials and may be unable to replace the Purisys arrangements on terms as favorable to us. See “Risk Factors—We expect to be completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to maintain a compliance status acceptable to the FDA or comparable foreign regulatory authorities, fail to provide to us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices” for more information.

Recro

Recro manufactures PF614 and other clinical trial drug products under cGMP conditions and provides stability studies with respect to our PF614 clinical trials. Recro (now Societal CDMO) has completed the manufacture of PF614 50 and 100 mg capsules that have been used in clinical studies PF614-102, PF614-103 and PF614-104.We expect to enter into additional related agreements with Societal CDMO as we manufacture future batches of PF614. In the event that Societal is unable to perform the services anticipated under future agreements, we may be subject to unforeseen costs and delays with respect to our clinical trials. See “Risk Factors—We expect to be completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to maintain a compliance status acceptable to the FDA or comparable foreign regulatory authorities, fail to provide to us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices” for more information.

Government Grants

We have received funding under federal grant award programs through governmental agencies, such as the NIH and NIDA. For fiscal year 2021, we received an aggregate of approximately $3.5 million in federal grant funds, approximately $2.6 million from the NIH related to the Phase 1 clinical trial for PF614 MPAR™ and approximately $0.9 million from NIDA under our five-year award to undertake the preclinical development of our opioid use disorder-MPARTM technology. For the fiscal year ended December 31, 2022, we received federal grants totaling $2.5 million, $2.0 million from NIH related to the Phase 1 clinical trial for PF614 MPAR™ and $0.5 million from NIDA for preclinical development of our opioid use disorder-MPARTM technology. Current remaining funding under the two approved grants totals $4.6 million, covering the period through August 31, 2023. We may apply for additional grant funding from these or similar governmental agencies in the future.

GEM Facility

Pursuant to the GEM Agreement, we are entitled to draw down up to $60 million of gross proceeds (“Aggregate Limit”) from GEM Global in exchange for shares of our common stock, subject to meeting the terms and conditions of the GEM Agreement. This equity line facility is available for a period of 36 months from the closing date of the Merger. A draw down is subject to limitations on the amount that is drawn under the facility and must comply with certain conditions precedent including the listing of our shares on a principal market (which includes Nasdaq), having the necessary number of shares that are issuable pursuant to the draw down registered under an effective registration statement, and other notice and timing requirements. Upon our valid exercise of a draw down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global is required to pay, in cash, a per-share amount equal to 90% of the average closing bid price of the shares of our common stock recorded by Nasdaq during the 30 consecutive trading days commencing on the first trading day that is designated on the draw down notice. In no event may our draw down requests exceed 400% (“Draw Down Limit”) of the average daily trading volume for the 30 trading days immediately preceding the date we deliver the draw down notice.

Further, upon the closing of the Merger, GEM Global became entitled to a commitment fee in the form of cash or freely tradeable shares of our common stock in an amount equal to 2% of the Aggregate Limit or $1.2 million to be paid in two tranches. The commitment fee for the first tranche, which is equal to 67% of the commitment fee, or $800,000, was paid in shares in July 2022 and the commitment fee for the second tranche, which is equal to the remaining 33% of the commitment fee, or $400,000, was paid in shares in January 2023.

Additionally, we issued a warrant with a 36-month term at the closing of the Merger granting GYBL the right to purchase 55,306 shares of our common stock (an amount equal to 4% of the total number of our common stock outstanding as of the closing date of the Merger (subject to adjustments described below), calculated on a fully diluted basis), at a strike price per share equal to, after several downward adjustments, $0.7512 as of January 12, 2023. Any failure by us to timely transfer the shares under the warrant pursuant to GYBL’s exercise will entitle GYBL to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend and reverse stock splits. The strike price is subject to adjustment for issuances of additional common shares at a price per share less than the strike price.

The GEM Agreement contains certain negative covenants restricting us from securing an equity line similar to the financing provided under the GEM Agreement and requiring prompt notice of events constituting an alternate transaction. An “alternate transaction” includes an issuance of common stock at a price less than the then current market price, an “at-the-market” offering of securities, and an issuance of options, warrants, or similar rights of subscription or the issuance of convertible equity or debt securities. See “Risks Related to Our Business, Financial Condition and Capital Requirements” for additional information.

Finally, pursuant to the terms of the GEM Agreement, we are required to indemnify GEM Global for any losses it incurs as a result of a breach by us or of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM Global is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM facility and we may not raise any capital pursuant to it prior to its expiration.

Government Regulation

In the United States, pharmaceutical products are subject to extensive regulation by the FDA, and those pharmaceutical products that are controlled substance are also subject to extensive regulation by the DEA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”), the Controlled Substances Act (“CSA”), and other federal, state, and local statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, prescribing, dispensing, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Pharmaceutical products used for the prevention, treatment, or cure of a disease or condition of a human being are subject to regulation under the FDC Act. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending NDAs, revocation of licensing authority, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $3.1 million for Fiscal Year 2022. Under an approved NDA, the applicant is also subject to an annual program fee, currently exceeding $330,000. These fees typically increase annually. Under limited circumstances, an applicant may be exempt from or seek a waiver of the application fee requirement.

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

The FDA may also refer applications for novel drug products, as well as drug products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee—typically a panel that includes clinicians, statisticians, and other experts—for review, evaluation, and a recommendation as to whether the NDA should be approved. The FDA is not bound by the recommendation of an advisory committee, but generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data that provide substantial evidence that the drug is safe and effective in the claimed indication.

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

Fast Track Designation and Priority Review

FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the condition. Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. Any product submitted to FDA for marketing, including under a fast track designation, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. FDA will attempt to direct additional resources to the evaluation of an application designated for priority review to facilitate the review.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that: (i) the required patent information has not been filed; (ii) the listed patent has expired; (iii) the listed patent has not expired but will expire on a particular date and approval is sought after patent expiration; or (iv) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant may also elect to submit a Section VIII statement certifying that its proposed ANDA labeling does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

Post-Marketing Requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse experiences with the product, providing the regulatory authorities with updated safety and efficacy information, product sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Modifications or enhancements to the product or its labeling or changes of the site of manufacture are often subject to the approval of the FDA and other regulators, who may or may not grant approval or may include in a lengthy review process.

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

PF614 will be classified as a Schedule II controlled substance under the CSA and regulations because it contains oxycodone which is already regulated as a Schedule II controlled substance. Consequently, the manufacturing, shipping, storing, selling, prescribing, and dispensing of our products is subject to a high degree of regulation. Schedule II drugs are subject to the strictest requirements for registration, security, recordkeeping, and reporting. Facilities must maintain complete and accurate inventories and records of all controlled substances received, manufactured, stored, and distributed. These facilities must comply with strict security requirements to prevent diversion of drugs in their possession. Also, distribution and dispensing of these drugs are highly regulated. For example, all Schedule II drug prescriptions must be signed by a physician, presented to a pharmacist and generally limited to a 30-day supply, and may not be refilled, that is, a new prescription is required.

Annual registration is required for any facility that manufactures, distributes, imports, or exports any controlled substance. Also, practitioners and pharmacies are required to register every three years. The registration is specific to the location, activity, and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances the facility is authorized to handle. Our contract manufacturers must be registered with DEA.

In addition, the CSA establishes an annual quota system that limits the manufacturing of API and dosage forms in the United States of Schedule I and II controlled substances. First, the DEA establishes an annual aggregate quota for how much active opioid ingredients, such as oxycodone and tapentadol, may be produced in total in the United States based on the DEA’s estimate of the quantity needed to meet legitimate scientific and medicinal needs. The limited aggregate number of opioids that the DEA allows to be produced in the United States each year is allocated among individual companies, who must submit applications annually to the DEA for individual production quotas. Also, dosage form manufacturers must also request a procurement quota to acquire opioid API to manufacture dosage forms for distribution. We and our contract manufacturers must receive an annual quota from the DEA in order to produce or procure any Schedule I or Schedule II substance, including oxycodone base for use in manufacturing PF614. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year. DEA has substantial discretion in whether or not to make such adjustments. Our contract manufacturers must apply for and obtain the necessary quotas on an annual basis.

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

Recent actions to address the opioid abuse epidemic include:

●	FDA guidance: In April 2015, the FDA adopted final guidance regarding studies and clinical trials that should be conducted to demonstrate that a given formulation has abuse-deterrent properties, how those studies and clinical trials will be evaluated, and what product labeling claims may be approved based on the results of those studies and clinical trials. The guidance describes four categories of abuse-deterrence studies and clinical trials: Categories 1, 2, and 3 consist of pre-marketing studies and clinical trials designed to evaluate a product candidate’s potentially abuse-deterrent properties under controlled conditions, while Category 4, post-marketing clinical trials and studies, assesses the real-world impact of abuse-deterrent formulations. The final guidance also provides examples of product label claims that may be made based on the results of the corresponding studies and clinical trials.

●	FDA Opioids Action Plan: In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The FDA’s plan is part of a broader initiative led by the U.S. Department of Health and Human Services (“HHS”), to address opioid-related overdose, death, and dependence.

●	CDC Prescribing Guidelines: In November 2022, the CDC released a new Guideline for Prescribing Opioids for Pain to update their 2016 Guidelines. The new guidance includes recommendations for managing acute (duration of <1 month), subacute (duration of 1–3 months), and chronic (duration of >3 months) pain. The guideline addresses the following four areas: 1) determining whether or not to initiate opioids for pain, 2) selecting opioids and determining opioid dosages, 3) deciding duration of initial opioid prescription and conducting follow-up, and 4) assessing risk and addressing potential harms of opioid use. The guideline addresses the following four areas: 1) determining whether or not to initiate opioids for pain, 2) selecting opioids and determining opioid dosages, 3) deciding duration of initial opioid prescription and conducting follow-up, and 4) assessing risk and addressing potential harms of opioid use.

●	Enhanced Warnings and Safety Labeling: In March 2016, the FDA announced required enhanced warnings for immediate-release opioid pain medications related to risks of misuse, abuse, addiction, overdose, and death. Subsequently, there have been several class-wide labeling changes, including the addition of boxed warnings relating to serious risks of using certain opioids medications along with benzodiazepines and other central nervous system depressants, including alcohol (Decembers 2016); and additional information relating to the new class-wide REMS (Septembers 2018).

●	Enactment of the Comprehensive Addiction and Recovery Act (“CARA”): In 2016, the CARA was enacted to address the national epidemics of prescription opioid abuse and heroin use. Consistent with the initiatives of HHS, this legislation sought to, among other things, expand the availability of naloxone for law enforcement and other first responders; form an interagency task force to develop best practices for pain management with opioid medications; and provide resources to improve state monitoring of controlled substances, including opioids. In 2018, CARA 2.0 was introduced as follow-up legislation to limit initial prescriptions for opioids to 3 days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care.

●	Enactment of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”): In November 2018, the SUPPORT Act was enacted as a comprehensive legislative response to the continuing opioid epidemic. It includes a number of measures directed towards regulation and improvement of treatment for substance use-disorder and increased coverage by CMS of medically assisted treatment options. In addition, the SUPPORT Act requires HHS to report to Congress on existing barriers to access to abuse-deterrent opioid formulations by Medicare Part C and D beneficiaries. It also includes a number of requirements directed at reducing the potential for oversupply of opioids to reduce the potential for misuse and diversion.

Human Capital Resources

As of December 31, 2022, we had seven full-time employees and five consultants. Of these, five have a Ph.D. and two have an M.B.A. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Identification of Our Executive Officers

The Company’s Executive Officers and their age and position are below.

Name	Age*	Officer Since	Position

Dr. Lynn Kirkpatrick, Ph.D	66	2009	President, Chief Executive Officer and Class III Director
Geoffrey Birkett	60	2018	Chief Commercial Officer
David Humphrey, CPA	54	2021	Chief Financial Officer, Secretary and Treasurer
Dr. Jeffrey Millard, Ph.D.	47	2019	Chief Operating Officer
Dr. Linda Pestano, Ph.D.	54	2021	Chief Development Officer
Dr. William Schmidt, Ph.D.	71	2016	Chief Medical Officer

*Ages presented as of December 31, 2022

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

Dr. Linda Pestano joined Ensysce in October 2021, as Chief Development Officer. Dr. Pestano has worked throughout her career to guide the development of novel therapeutics to improve patient outcomes and quality of life. She has 20 years of experience developing vaccines, drugs and novel biologics for a diverse range of indications. She has been instrumental in guiding new therapies, including small molecules, nucleic acids, and biologicals through development into clinical trials. Dr. Pestano’s expertise spans lead development, pre-clinical and translational studies, and interacting with multiple regulatory agencies. Dr. Pestano received her PhD from Tufts University and undertook a Post-Doctoral Fellowship with Dana Farber Cancer Institute at the Harvard Medical School in Boston.

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

Item 1A. Risk Factors

Risks Related to Our Business, Financial Condition and Capital Requirements

The report of our independent registered accounting firm on our audited financial statements for the fiscal year ended December 31, 2022 contains an explanatory paragraph relating to our ability to continue as a going concern.

The auditor’s opinion on our audited financial statements for the year ended December 31, 2022 includes an explanatory paragraph stating that the Company does not have revenue generating activities and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. While we believe that we will be able to raise the capital we need to continue our operations, there can be no assurances that we will be successful in these efforts or will be able to resolve our liquidity issues or eliminate our operating losses. If we are unable to obtain sufficient funding, we would need to significantly reduce our operating plans and curtail some or all of our product development activities. Accordingly, our business, prospects, financial condition and results of operations will be materially and adversely affected, and we may be unable to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all.

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

We have no products approved for commercial sale and we have not generated any revenue from product sales to date, nor do we expect to generate any significant revenue from product sales for the next few years. We will continue to incur significant research and development and other expenses related to our product development, preclinical and clinical activities and ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. Net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. Our net loss was $24.2 million for the year ended December 31, 2022 and $29.1 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $110.9 million. We expect to continue to incur significant losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates.

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

We are a clinical stage pharmaceutical company that will need to raise additional capital to continue to operate as a going concern. Our quarterly operating results are likely to show continued losses in the future. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our planned Phase 2 program for nafamostat and planned clinical trials for PF614 and PF614-MPAR™. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials. Other unanticipated costs may arise during our development efforts. If we can obtain marketing approval for product candidates that we develop, we would require significant additional amounts of funding to launch and commercialize such product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and we will require substantial additional funding to complete the development and commercialization of our product candidates.

Our future need for additional funding depends on many factors, including:

●	the scope, progress, results and costs of researching and developing our current product candidates, as well as other additional product candidates we may develop and pursue in the future, including the costs related to preclinical and clinical development of the product;

●	the timing of, and the costs involved in, obtaining marketing approvals for our product candidates and any other additional product candidates we may develop and pursue in the future;

●	the number of future product candidates that we may pursue and their development requirements;

●	subject to receipt of regulatory approval, the costs of commercialization activities for our product candidates, to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;

●	subject to receipt of regulatory approval, the amount of revenue, if any, received from commercial sales of our product candidates or any other additional product candidates we may develop and pursue in the future;

●	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

●	our ability to establish collaboration arrangements for the development of our product candidates on favorable terms, if at all;

●	dependent on financing, our headcount growth and associated costs as we expand our research and development and establishes a commercial infrastructure;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

●	the costs of operating as a public company.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023, while advancing our main product candidates such as, PF614 and PF614 MPAR™ and nafamostat through their respective next phases of clinical development. Our estimate may prove to be wrong, and we could use our available capital resources, if any, sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. To the extent this occurs, it could impose significant dilution on our stockholders.

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

Under the terms of the Securities Purchase Agreement, we are permitted to repay principal and interest on the Investor Notes by issuing additional shares of common stock. In addition, the conversion price of the Investor Notes, and the exercise price of the Prior Warrants, are subject to downward revision in the event we make certain issuances of our common stock at prices below the conversion price. The conversion price of the 2022 Notes and exercise price of the Prior Warrants have been reset, but not below a price of $2.006 for the Prior Warrants issued in 2022, $15.60 for the Prior Warrants issued in 2021 and $2.006 for the 2022 Notes (temporarily reduced for the 2022 Notes to $0.7512 for the period from January 12, 2023 until May 12, 2023). In such case, stockholders will have dilution in amounts exceeding the straight conversion of the Investor Notes or, with respect to the Prior Warrants, the Company will receive a reduced level of proceeds from the exercise of the Prior Warrants. Please see the discussion of conversion and exercise prices under “Description of Capital Stock—Convertible Promissory Notes” and “—Warrants.”

The price of our common stock on Nasdaq and Public Warrants on the OTC Pink Open Market may be volatile.

The price of our common stock on Nasdaq and our Public Warrants on the OTC Pink Open Market may fluctuate due to a variety of factors, including:

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

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on our ability to raise funding, which could negatively impact our business, capital and financial condition.

We are not in compliance with Nasdaq listing standards for our common stock and have been granted an exception through June 12, 2023 to meet a number of obligations before June 12, 2023 that have been imposed by Nasdaq and to meet all listing requirements no later than June 12, 2023. If we do not meet all of those obligations by the deadlines imposed, our common stock could be delisted by Nasdaq. If delisting occurs, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities. Any of these could negatively impact our financial condition or our ability to operate our business and maintain adequate capital.

There may be no proceeds under the GEM Agreement or proceeds may be less than anticipated. The issuances of common stock pursuant to the GEM Agreement would result in dilution of existing stockholders and could have a negative impact on the market price of our common stock. Additionally, the negative covenants under the GEM Agreement are onerous and any breach by us thereunder may entitle GEM Global and GYBL to indemnification payments, reimbursements of legal and other expenses and other compensation thereby diverting our time and resources.

While we have raised capital from other sources, we have not used the GEM Facility to date. Under a Share Purchase Agreement between us, GEM Global Yield LLC SCS (“GEM Global”) and GEM Yield Bahamas Limited (“GYBL”), dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date (the “GEM Agreement”), we are entitled to draw down up to $60 million of gross proceeds from GEM Global in exchange for shares of our common stock at a price equal to 90% of the average closing bid price of the shares of our common stock on Nasdaq for a 30 day period, subject to meeting the terms and conditions of the GEM Agreement. This equity line facility is available for a period of 36 months from the closing date of the Merger. However, we have not been able to make use of the GEM Facility and we may not be able to do so before it expires. Please see the section entitled “Business” for additional information. The limitations on the amount and frequency of the draws that we can make pursuant to the GEM Agreement, which include the requirement that (i) there be an effective registration statement and (ii) size restrictions relating to our trading volume, may affect the ability to draw under the GEM Agreement and result in proceeds that are less than anticipated.

In addition, the occurrence of the Merger triggered (i) payment of a commitment fee of $1.2 million to GEM Global payable in either our common stock or cash, of which all has been satisfied with 46,062 shares of common stock transferred from related parties in July 2022 and an additional 533,334 shares of common stock issued in January 2023 and (ii) the issuance of a warrant granting GYBL the right to purchase 55,306 shares of our common stock, at a strike price per share of $0.7512 as of January 12, 2023. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits and certain issuances of additional shares of our common stock.

The issuances of shares at discount under the GEM Agreement and the anti-dilution protection granted to GEM Global in connection with issuances of additional shares of our common stock, would result in dilution of existing stockholders and have a negative impact on the market price of our common stock and our ability to obtain equity financing.

In addition, the negative covenants under the GEM Agreement are onerous and any breach thereof may trigger indemnification, reimbursement of losses and other liability for us thereby diverting our time and resources. To date, we have not used the GEM facility to raise capital.

Our business is highly dependent on the success of our product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

Our future success and ability to generate significant revenue from our product candidates, which we do not expect will occur for several years, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. A Phase 1b study of PF614 was initiated in 2021. Part A of the study completed enrollment in December 2021 and Part B was completed mid-year 2022. A Phase 1 trial was also initiated for PF614-MPAR™ in December 2021 and the clinical portion of Part A of that trial was completed in December 2022. All of our other product candidates are in earlier stages of development and will require substantial additional investment for manufacturing, preclinical testing, clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

We cannot commercialize product candidates in the United States without first obtaining regulatory approval for the product from the FDA; similarly, we cannot commercialize product candidates outside of the United States without obtaining regulatory approval from similar regulatory authorities outside of the United States. Even if PF614 or another product candidate were to successfully obtain approval from the FDA and non-U.S. regulatory authorities, any approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements. If we are unable to obtain regulatory approval for PF614 in one or more jurisdictions, or any approval contains significant limitations, we may not be able to obtain sufficient funding or generate sufficient revenue to continue the development, marketing and/or commercialization of PF614 or any other product candidate that we may discover, in-license, develop or acquire in the future. Furthermore, even if we obtain regulatory approval for PF614, we will still need to develop a commercial organization, or collaborate with third parties for the commercialization of PF614, establish commercially viable pricing and obtain approval for adequate reimbursement from third-party and government payors. If we or our commercialization collaborators are unable to successfully commercialize PF614, we may not be able to generate sufficient revenues to continue our business.

Due to the significant resources required for the development of our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others. Moreover, we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

We currently have three clinical-stage product candidates as well as certain other product candidates that are at various stages of preclinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our more advanced clinical-stage product candidates, such [as nafamostat], PF614 and PF614-MPAR™, and ensuring the development of additional potential product candidates.

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

If we are unsuccessful in identifying and developing additional product candidates, either through internal development or acquisition from third parties, our potential for growth and achieving our strategic objectives may be impaired.

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

The clinical and commercial landscapes for the solution of opioid abuse and drug overdose are highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for our product candidates and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of product candidates for the treatment of the indications that we are pursuing. These companies include, but are not limited to, Purdue Pharma, LP, and Collegium Pharmaceutical, Inc. Potential competitors include companies developing novel non-opioid pain drug candidates such as pharmaceutical companies and academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We currently only have seven full-time employees and five consultants and we expect to add additional employees. Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel.

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

We are exposed to the risk that we and our contract research organizations’ (“CROs”) employees and contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained during clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations

Some of our programs are partially supported by government grant awards, which may not be available to us in the future.

We have received funding under grant award programs funded by governmental agencies, such as the NIH and NIDA. To fund a portion of our future research and development programs, we may apply for additional grant funding from these or similar governmental agencies in the future. However, funding by these, and other, governmental agencies may be significantly reduced or eliminated in the future for several reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Also, the continued spread of COVID-19 could affect governmental priorities in the future or prospective funding for our product candidates. Therefore, we cannot provide any assurance that we will receive any future grant funding from any government agencies, or, that if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates and the introduction of new products.

Dependent on financing, we expect to expand our organization, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Dependent on financing, we expect to experience growth in the number of our employees and the scope of our operations. To manage these growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Our management may need to devote a significant amount of their attention to managing these growth activities. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations, retain key employees, or identify, recruit and train additional qualified personnel. Our inability to manage the expansion of our operations effectively may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could also require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If we are unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy, including the successful commercialization of our product candidates.

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations.

On March 8, 2023, Silvergate Bank announced that it would self liquidate. On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, with the Federal Deposit Insurance Corporation (“FDIC”) appointed as receiver.  On March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, with the FDIC appointed as receiver. The standard deposit insurance amount is up to $250,000 per depositor, per insured bank, for specified account categories. Although we do not have any funds deposited with the above-named banks, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. A failure of a depository institution to return deposits could impact access to our invested cash or cash equivalents and could adversely impact our liquidity and financial performance.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the ingredients in our product candidates for use in our clinical trials or for commercial product, if any. We have entered into a Manufacturing Agreement (the “Recro Agreement”) with Recro Gainesville LLC (“Recro”) now known as Societal CDMO, (“Societal”) for the production of PF614 capsules and other materials and services with respect to our clinical studies. In addition, we do not have the capability to encapsulate any of our product candidates as a finished product for commercial distribution. As a result, we expect to be obligated to rely on contract manufacturers, like Societal, if and when any of our product candidates are approved for commercialization. In the event that Societal is unable to perform its obligations under the Recro Agreement, we may be unable to replace the Societal Agreement on terms as favorable to us. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our product candidates on favorable terms to us, or at all.

The processes used by our contract manufacturers to manufacture our product candidates must be approved by the FDA or comparable foreign regulatory authorities and the facilities at which the product candidates are manufactured must maintain a compliance status acceptable to the FDA and foreign regulatory authorities. FDA and foreign regulatory authorities will conduct inspections after we submit a new drug application, or NDA, to the FDA or its equivalent to other relevant regulatory authorities. We will not control the manufacturing process of, and will be completely dependent on, its contract manufacturing partners for compliance with cGMPs for manufacture of both active drug substances and finished products. These cGMP regulations cover all aspects of the manufacturing, testing, quality control and record keeping relating to our product candidates. If our contract manufacturers, including Societal, do not successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, our product candidates may not be approved. If these facilities do not maintain a compliance status acceptable to the FDA, Drug Enforcement Agency, or DEA, or comparable regulatory authorities, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our contract manufacturers, including Societal, will be subject to ongoing periodic unannounced inspections by the FDA, DEA and corresponding state and foreign agencies for compliance with cGMPs, security, recordkeeping and similar regulatory requirements. Although we will not have control over our contract manufacturers’ compliance with these regulations and standards, we are nonetheless responsible for assuring such compliance. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and results of operations. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

If, for any reason, these third parties, including Societal, are unable or unwilling to perform, we may not be able to terminate our agreements with them, and we may not be able to locate alternative manufacturers or formulators or enter into favorable agreements with them and we cannot be certain that any such third parties will have the manufacturing capacity to meet future requirements. If these manufacturers or any alternate manufacturer of finished drug product experiences any significant difficulties in its respective manufacturing processes for our ingredients or finished products or should cease doing business with us, we could experience significant interruptions in the supply of any of our product candidates or may not be able to create a supply of our product candidates at all. Our inability to coordinate the efforts of our third-party manufacturing partners, or the lack of capacity available at our third-party manufacturing partners, could impair our ability to supply any of our product candidates at required levels. Because of the significant regulatory requirements that we would need to satisfy in order to qualify a new bulk or finished product manufacturer, if we face these or other difficulties with our current manufacturing partners, we could experience significant interruptions in the supply of any of our product candidates if we decide to transfer the manufacture of any of our product candidates to one or more alternative manufacturers in an effort to deal with the difficulties.

Any manufacturing problem or the loss of a contract manufacturer, including Societal, could be disruptive to our operations and delay development of our investigational products. Additionally, we rely on third parties to supply the raw materials needed to manufacture our potential products. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability and quality. Any unanticipated disruption to a future contract manufacturer caused by problems at suppliers could delay shipment of any of our investigational products and, if approved, product candidates.

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

The results observed from preclinical studies or early-stage clinical trials of our product candidates may not necessarily be predictive of the results of later-stage clinical trials that we conduct. Similarly, positive results from such preclinical studies or early-stage clinical trials may not be replicated in our subsequent preclinical studies or clinical trials. For example, preclinical studies showed that PF614 does not readily convert into oxycodone in the blood stream following direct injection, and the Phase 1 trial we have conducted with TAAP prodrug PF614 (“prodrug”: a medication or compound that, after administration, is metabolized, i.e., converted within the body into a pharmacologically active drug), demonstrated that, after oral administration, the corresponding opioid was measured in the subjects’ blood. Furthermore, our product candidates may not be able to demonstrate similar activity or adverse event profiles as other product candidates that we believe may have similar profiles.

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

To obtain the requisite regulatory approvals to commercialize any of our product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. We may experience delays in completing our clinical trials or preclinical studies and initiating or completing additional clinical trials or preclinical studies, including as a result of regulators not allowing or delay in allowing clinical trials to proceed under an IND, or not approving or delaying approval for any clinical trial grant or similar approval that we need to initiate a clinical trial. We may also experience numerous unforeseen events during our clinical trials that could delay or prevent our ability to receive marketing approval or commercialize the product candidates we develop, including:

●	regulators, or institutional review boards, or IRBs, or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

●	we may not reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	we may experience challenges or delays in recruiting principal investigators or study sites to lead our clinical trials;

●	the number of subjects or patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors, including those manufacturing our product candidates or conducting clinical trials on our behalf, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we may have to amend clinical trial protocols submitted to regulatory authorities or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to resubmit to an IRB and regulatory authorities for re-examination;

●	regulators or other reviewing bodies may find deficiencies with or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we enter into agreement for clinical and commercial supplies, or the supply or quality of any product candidate or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

●	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Regulators or IRBs of the institutions in which clinical trials are being conducted may suspend, limit or terminate a clinical trial, or data monitoring committees may recommend that we suspend or terminate a clinical trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold (such as the clinical hold placed on PF614-MPAR in January 2021), safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions, or lack of adequate funding to continue the clinical trial. Negative or inconclusive results from our clinical trials or preclinical studies could mandate repeated or additional clinical trials and, to the extent we choose to conduct clinical trials in other indications, could result in changes to or delays in clinical trials of our product candidates in such other indications. We do not know whether any clinical trials that we conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market our product candidates for the indications that we are pursuing. If later-stage clinical trials do not produce favorable results, our ability to obtain regulatory approval for our product candidates will be adversely impacted.

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

Our inability to enroll enough patients for our clinical trials would result in significant delays or might require us to abandon one or more clinical trials or our development efforts altogether. Delays in patient enrollment may result in increased costs, negatively affect the timing or outcome of the planned clinical trials, delay the product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and generate revenue, which could cause our value to decline and limit our ability to obtain additional financing if needed.

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

We may seek FDA approval through the Section 505(b)(2) regulatory pathway for our product candidate PF614. Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, or FDC Act, permits the submission of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDC Act, would allow an NDA we submit to FDA to rely in part on data in the public domain or on the FDA’s prior conclusions regarding the safety and effectiveness of an approved product, or listed drug, which could expedite the development program for our product candidates by potentially decreasing the amount of data that we would need to generate in order to obtain FDA approval. If the FDA does not agree that the 505(b)(2) regulatory pathway is appropriate or scientifically justified for PF614, we may need to conduct additional preclinical and clinical trials, provide additional data and information, and meet additional standards for regulatory approval. For example, the FDA may not agree that we have provided a scientific bridge, through comparative bioavailability data, to demonstrate that reliance on the prior findings of safety or efficacy for a listed drug is justified. If this were to occur, the time and financial resources required to obtain FDA approval for this product candidate, and complications and risks associated with this product candidate, would likely substantially increase. We could need to obtain additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, the inability to pursue the Section 505(b)(2) regulatory pathway may result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact of our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure our stockholders that our product candidates will receive the requisite approvals for commercialization.

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

The CSA and DEA regulations establish an annual aggregate production quota for Schedule I and II controlled substances, including oxycodone and other narcotic drugs. In addition, each manufacturer of active pharmaceutical ingredient, or API or dosage forms must obtain an individual manufacturing or production quota that limits the amount of product that a company can produce and/or distribute each year. The DEA allocates manufacturing quota issued to companies so as to not exceed the aggregate quota established for a given year. Moreover, companies must demonstrate the need for procurement quota based on expected demand and sales of the controlled substance the DEA requires the submission of substantial evidence of expected legitimate medical and scientific need for the drug product before assigning its aggregate production quotas, or manufacturing and procurement quotas to manufacturers. The DEA has decreased the aggregate quota for certain narcotic drugs, including oxycodone over the last five years. Also, in October 2018, Congress passed the SUPPORT Act which requires the DEA to consider potential diversion in establishing quotas for narcotic drugs which could lead to continued decreases in quota available to API manufacturers and dosage form manufacturers of these substances.

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

We may not be able to prevent, alone or with any future licensors, infringement, misappropriation or other violations of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Certain of our patents relating to PF614 will expire in 2030. In addition, certain of our patents relating to the use of nafamostat for treating respiratory diseases will expire in 2028. While we are seeking additional patent coverage which may protect the technology underlying these patents, there can be no assurances that such additional patent protection will be granted, or if granted, that these patents will not be infringed upon or otherwise held enforceable. Even if we are successful in obtaining a patent, patents have a limited lifespan. In the United States, the natural expiration of a utility patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Without patent protection of our product candidates, we may be open to competition from generic versions of such methods and compositions.

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

Changes in European law have caused uncertainty about our European patent portfolio and may result in additional costs to us.

In 2012, the European Patent Package, or EU Patent Package, regulations were passed with the goal of providing for a single pan-European Unitary Patent, and a new European Unified Patent Court, or UPC, for litigation of European patents. The EU Patent Package was ratified in February 2023 and currently covers 17 member states. On June 1, 2023, all European patents, including those issued prior to ratification, will by default automatically fall under the jurisdiction of the UPC and allow for the possibility of obtaining pan-European injunctions, and further will be at risk of a central revocation proceeding at the UPC in participating UPC states. Under the EU Patent Package, patent holders are permitted to “opt out” of the UPC on a patent-by-patent basis during an initial seven year period after the EU Patent Package is ratified, with the proviso that an “opt-out” is no longer available for EP patents for which a revocation has been initiated before the UPC. Owners of European patent applications who receive notice of grant after the EU Patent Package is ratified could, for the UPC contracting states, either obtain a Unitary Patent or validate the patent nationally and file an opt-out demand. The EU Patent Package may increase the uncertainties and costs surrounding the enforcement or defense of our issued European patents and pending applications. The full impact on future European patent filing strategy and the enforcement or defense of our issued European patents in member states and/or the UPC is not known.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether. In addition, the degree of future protection afforded by our intellectual property rights is uncertain because even granted intellectual property rights have limitations and may not adequately protect our business. The following examples are illustrative:

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

Moreover, a third party may challenge the current patents, or patents that may be issued in the future, within our portfolio which could result in the invalidation of some or all the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products, we will not be entitled to the 30-month stay of FDA approval upon the filing of an ANDA for a generic drug containing any of our product candidates, and relies in whole or in part on studies conducted by or for us. Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with our product candidates.

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

Risks Related to the Ownership of Common Stock and Financial Reporting

Raising additional capital has caused, and may in the future cause, dilution to our stockholders, adversely affect the market price of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

To the extent that we raise additional capital through the sale of common stock, convertible securities or other equity securities as we have done in the past, our stockholders’ ownership interest has been, and may in the future be, diluted. In addition, debt financing, if available, may result in fixed payment obligations and may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures, creating liens, redeeming stock or declaring dividends, that could adversely impact our ability to conduct our business. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates. The possible issuance of additional shares of common stock at lower conversion prices in repayment of the 2022 Notes or obligations arising under the 2022 Notes could have a negative impact on the price of our common stock. Also, we will receive reduced proceeds if the exercise price of the Prior Warrants is reduced. The conversion price of the 2022 Notes and exercise price of the Prior Warrants issued in 2022 were reset to a price of $2.006 and we have, from time to time, temporarily lowered the conversion price such that a greater amount of principal on the 2022 Notes could be extinguished for shares. The conversion price of the 2022 Notes is $0.7512 for the period from January 12, 2023 until May 12, 2023. In the future, to conserve cash necessary for us to conduct operations, we may do similarly for amounts owed in connection with the 2022 Notes or other notes. The exercise price of the Prior Warrants issued in 2021 were reset to a price of $15.60. Because of a decline in the price of our common stock since issuance of the 2022 Notes and the ability of holders of the 2022 Notes to convert amounts payable under the 2022 Notes into additional shares of our common stock, we are required to register for resale with the SEC additional shares of common stock. We are obligated to register a sufficient number of shares of common stock for resale and our failure to timely register sufficient additional shares of common stock could cause us to default in our payments and result in our payment of additional shares and/or cash to the holders of the 2022 Notes.

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

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. The Investor Notes contain such restrictions.

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

In addition, any issuances of common stock pursuant to the GEM Agreement would result in dilution of the ownership interest of our shareholders. Any such issuances may also have a negative impact on the market price of our common stock because of the discount at issuance. Strike price resets of the GEM Warrants would also dilute our shareholders. See “—We require substantial additional funding. If we are unable raise capital when needed, we could be forced to delay, reduce or terminate our product discovery and development programs or commercialization efforts” for description of risks related to additional funding.

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

Following the Business Combination, our management has significant requirements for enhanced financial reporting and internal controls as a public company. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements, which could harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting on an annual basis. However, while we remain an emerging growth company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are not able to complete an initial assessment of our internal controls and otherwise implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting.

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

There are Public Warrants exercisable for an aggregate of approximately 500,000 shares of our common stock with an exercise price of $230.00 per share. There are LACQ Warrants exercisable for an aggregate of approximately 351,663 shares of our common stock with a weighted average exercise price of $227.87 per share. In addition, there are GEM Warrants exercisable for 55,306 shares of our common stock (subject to possible adjustment for anti-dilution events) with an exercise price of $0.7512 per share as of January 12, 2023. There are also Prior Warrants from 2021 exercisable for an aggregate of 54,174 shares of our common stock (subject to possible adjustment for anti-dilution events) with an exercise price of $15.60 per share. In addition, Prior Warrants from 2022 are exercisable for an aggregate of 466,788 shares of our common stock (subject to possible adjustment for anti-dilution events) with an exercise price of $14.17 per share. The exercise price of the Prior Warrants issued in 2022 were reset to a price of $2.006. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of shares of our common stock and increase the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares of common stock in the public market or the fact that such Warrants may be exercised could adversely affect the market price of our common stock.

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of shares of our common stock by our directors, executive officers, or significant stockholders, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur. Immediately after the Merger, a significant portion of our shares of common stock or Warrants exercisable for our shares of common stock were held by persons who had been affiliated with LACQ prior to the Merger but did not remain so with respect to us after the Merger. In addition, we have registered shares of common stock that we may issue under our 2021 Omnibus Incentive Plan. Shares held by our directors, executive officers and other affiliates are subject to restrictions on resale under the Securities Act, lock up agreements and may be subject to various vesting agreements. In addition, the rights of holders of the 2022 Notes to convert amounts payable under the 2022 Notes into shares of our common stock has required us to register a substantial number of shares of common stock and we are required to register an additional substantial amount of shares of common stock for possible resale by holders of those 2022 Notes.

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

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We have granted equity awards to employees, directors, and consultants under our 2021 Omnibus Incentive Plan and plan to do so in the future. We have used, and may in the future use, our common stock to make repayment of some or all of the principal and interest on the Investor Notes. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

If we are unable to regain compliance with the listing standards of Nasdaq, our common stock could be delisted and may become subject to “penny stock” rules, which could have a material adverse effect on the liquidity of our common stock, the ability of investors to sell their shares and our ability to raise funding.

On January 27, 2023, we received a notice in the form of a letter (the “Deficiency Letter”) from the listing qualifications department staff of The Nasdaq Stock Market (“Nasdaq”) stating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Company’s common stock had closed below $1.00 per share (the Minimum Bid Price”) for the previous 30 consecutive business days.

The Company’s Minimum Value of Listed Securities (“MVLS”) is below the minimum of $35 million required for continued listing on Nasdaq. Because we did not regain compliance by the deadline set forth in a June 16, 2022 Notice we received from Nasdaq we requested a hearing before a Nasdaq Hearings Panel (the “Panel”). That hearing was held on January 26, 2023 and on February 14, 2023, our request for continued listing by means of exception was granted through June 12, 2023, subject to, at various dates in the interim, obtaining shareholder approval for a reverse split, eliminating outstanding convertible notes, meeting the Minimum Bid Price requirement for at least 10 consecutive trading days, filing a registration statement with the SEC for a public offering to raise additional capital and regaining compliance with the MVLS. There can be no assurance that the Company will be able to meet these requirements or be able to maintain compliance thereafter with Nasdaq listing standards.

The de-listing of our common stock on Nasdaq could have a material adverse effect on us, including on our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Upon any delisting, our common stock could become subject to the regulations of the SEC relating to the market for penny stocks. Penny stocks are securities with a price of less than $5.00 per share unless (i) the securities are traded on a “recognized” national exchange or (ii) the issuer has net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive office is located at 7946 Ivanhoe Ave., Suite 201 in La Jolla, California, where we lease a total of 850 square feet of office space that we use for our administrative activities. The lease expires in October 2023. All other development activities are undertaken at contract research organizations.

We believe that all of our facilities are in good condition and are well maintained and that our current arrangements will be sufficient to meet our needs for the foreseeable future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion of our operations.

Item 3. Legal Proceedings

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, we review the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation. As of the date hereof, we are not a party to any material legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Ticker Symbol

Our common stock is currently listed on the Nasdaq Stock Market under the symbol “ENSC.” Our Public Warrants are currently listed on the OTC Pink Open Market under the symbol “ENSCW.”

The closing price of our common stock and Public Warrants on March 27, 2023, was $0.54 and $0.02, respectively.

Holders

As of March 27, 2023, there were approximately 150 holders of record of our common stock.

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

On January 31, 2023, we declared a dividend of 0.001 of a share of Series A Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), for each outstanding share of common stock to stockholders of record on February 13, 2023. Series A Preferred Stock is uncertificated and represented in book-entry form. No shares of Series A Preferred Stock may be transferred by the holder thereof except in connection with a transfer by such holder of any shares of common stock held by such holder, in which case a number of one one-thousandths (1/1,000ths) of a share of Series A Preferred Stock equal to the number of shares of common stock to be transferred by such holder will be automatically transferred to the transferee of such shares of common stock. Each share of Series A Preferred Stock entitles the holder thereof to 1,000,000 votes per share. Thus, each 0.001 of a share of Series A Preferred Stock would entitle the holder thereof to 1,000 votes The outstanding shares of Series A Preferred Stock vote together with the outstanding shares of common stock as a single class exclusively with respect to (1) any proposal to adopt an amendment to our Certificate of Incorporation, to reclassify the outstanding shares of common stock into a smaller number of shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment (the “Reverse Stock Split”) and (2) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split (the “Adjournment Proposal”). The Series A Preferred Stock will not be entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to securities that may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	328,248	$56.80	54,588
Equity compensation plans not approved by security holders	-	-	-
Total	328,248	$56.80	54,588

Recent Sales of Unregistered Securities and Use of Proceeds

On June 30, 2022, we entered into a Securities Purchase Agreement for an aggregate financing of $8.0 million with institutional investors. The Company issued to the investors (i) 2022 Notes in the aggregate principal amount of $8.48 million for an aggregate purchase price of $8.0 million and (ii) warrants to purchase 466,788 shares of the Company’s common stock in the aggregate at an exercise price of $14.17 per share. The first funding of $4.0 million occurred on July 1, 2022 and the second funding of $4.0 million occurred on August 9, 2022. Pursuant to the 2022 Notes, shares of Company common stock were issued to these investors in satisfaction of principal and interest payments. The conversion price of the 2022 Notes (and exercise price of the related warrants) was subsequently reset lower such that a greater amount of principal on the 2022 Notes could be extinguished for shares. The proceeds are being used for working capital purposes subject to certain customary restrictions. See, “Liquidity and Capital Resources” for a detailed description of the 2022 Notes.

On October 19, 2022, we issued 14,243 shares of common stock to Dr. Lynn Kirkpatrick and 31,819 shares of Company common stock to Dr. Bob Gower (collectively, the “K&G Shares”). The K&G Shares were issued in satisfaction (reimbursement) of an obligation to a third-party vendor previously incurred by the Company that was paid by Drs. Kirkpatrick and Gower. The reimbursement replaced registered but restricted shares on a one-for-one basis with unregistered and restricted shares. The aggregate market value of the K&G Shares on the transfer date was $191,618. The transaction involved the receipt by two insiders of unregistered and restricted shares of common stock

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise set forth above, we believe each of these transactions was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ensysce is a clinical stage pharmaceutical company seeking to develop innovative solutions for severe pain relief while reducing the fear of and the potential for addiction, opioid misuse, abuse and overdose. We have also incorporated a 79.2%-owned subsidiary, EBIR, Inc. (formerly known as Covistat, Inc.), a clinical stage pharmaceutical company that is developing a compound utilized in our overdose protection program for the treatment of COVID-19. Our lead product candidate, PF614, is an extended release TAAP prodrug of oxycodone. TAAP modification of prescription drugs removed the ability to crush, chew or manipulate and inject to achieve the medication more quickly than by swallowing. MPAR™ adds a layer of overdose protection to each TAAP product.

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

We expect to continue to incur net losses for the foreseeable future, and we expect our clinical development expenses, and general and administrative expenses to continue to increase. We have incurred significant operating losses since inception. Our net loss was $24.2 million for the year ended December 31, 2022 and as of December 31, 2022, we had an accumulated deficit of $110.9 million. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

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

We have generated limited revenues and have incurred significant operating losses since our inception, and as of December 31, 2022, have an accumulated deficit of $110.9 million. In addition, we expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. We believe that our available resources and existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

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

Convertible Promissory Notes

On September 24, 2021, we entered into the SPA for an aggregate financing of $15.0 million with institutional investors. A first closing under the SPA occurred on September 24, 2021 and a second closing under the SPA occurred on November 5, 2021. At the first closing, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million (collectively, the “First Closing Notes”) and (ii) warrants to purchase 18,058 shares of the Company’s common stock in the aggregate at an exercise price of $152.60 per share. At the second closing, the Company issued to the institutional investors referenced above, (i) senior secured convertible promissory notes in the aggregate principal amount of $10.6 million (collectively, the “Second Closing Notes”, together with the First Closing Notes, the “2021 Notes”) for an aggregate purchase price of $10.0 million and (ii) warrants to purchase 36,116 shares of the Company’s common stock in the aggregate at an exercise price of $152.60 per share. The 2021 Notes were satisfied on October 10, 2022.

The warrants have an exercise price of $15.60 and are exercisable for five years following issuance. The warrants were originally priced at a 30% premium to the conversion price and were subject to downward adjustments based on certain issuances of the Company’s common stock. The Company issued, to the purchasers’ signatory to the SPA, warrants to purchase up to a number of shares of common stock equal to forty percent (40%) of the shares of common stock issuable to each purchaser under the SPA upon conversion of the Note such purchaser holds on each of the first and second closing date under the SPA.

We registered with the Securities and Exchange Commission the resale of the shares of common stock issuable upon conversion of the Notes as well as the shares of common stock issuable upon the exercise of the warrants pursuant to a Registration Rights Agreement, dated September 24, 2021, by and among the Company and the purchasers’ signatory to the SPA.

Our obligations pursuant to the 2021 Notes were (i) secured by all assets of the Company and all subsidiaries of the Company pursuant to the Security Agreement and Patent Security Agreement, each dated September 24, 2021, by and among the Company, the subsidiaries of the Company and the holders of the 2021 Notes and (ii) guaranteed jointly and severally by the subsidiaries of the Company pursuant to the Subsidiary Guarantee, dated September 24, 2021, by and among the Company, the subsidiaries of the Company and the purchasers signatory to the SPA.

On June 30, 2022, we entered into an $8.0 million convertible financing agreement with institutional investors (the “2022 Notes”). The agreement provided for two closings, each for notes payable of $4.24 million (resulting in gross cash proceeds of $4.0 million). Funds were received for the first closing on July 1, 2022 and for the second closing on August 9, 2022.

The 2022 Notes are convertible into common stock, at a per share conversion price equal to $10.90 (original conversion price). Under the Notes, commencing on September 29, 2022 and continuing monthly on the first day of each month beginning November 1, 2022, we are obligated to redeem one fifteenth (1/15th) of the original principal amount under the applicable Note, plus accrued but unpaid interest. We may elect to pay all or part of the redemption amount in cash with a premium of eight percent or in conversion shares of common stock based on a conversion price equal to the lesser of (i) the conversion price and (ii) 92% of the average of the three lowest VWAPs (as defined) during the ten consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date, but in no event may we pay the redemption amount in conversion shares of common stock unless the conversion price is at least equal to $2.006 and we have been in compliance with customary requirements under the agreement, unless waived in writing by the holder.

In connection with each of the first and second closings of the 2022 Notes we also issued warrants to purchase 233,395 shares of the Company’s common stock. The warrants have an exercise price of $14.17 (original exercise price), a 30% premium to the conversion price, and are exercisable for five years following issuance of the 2022 Notes. The issuance of these warrants required us to reduce the conversion price of the 2021 Notes and the exercise price of the outstanding warrants associated with the 2021 Notes to $15.60.

The proceeds of the 2022 Notes are being used for working capital purposes subject to certain customary restrictions are secured by the Company’s rights to its patents and licenses. We are restricted from issuing certain additional debt or equity without the prior written consent of the holders for certain specified periods set forth in the 2022 Notes. If, at any time while the 2022 Notes are outstanding, we carry out one or more capital raises in excess of $5.0 million, the holder has the right to require us to use up to 20% of the gross proceeds of such transaction to redeem all or a portion of the convertible notes for an amount in cash equal to the cash Mandatory Redemption Amount (i.e., 108% of outstanding principal and unpaid interest). In connection with a financing which occurred in December 2022, we repaid $0.75 million on the 2022 Notes and paid an additional $0.06 million of premium payments.

The 2022 Notes mature on December 29, 2023 and February 7, 2024, for the first and second closings, respectively. The notes bear interest at a rate of 6% per annum, in addition to an original issue discount of 6%. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the debt. At December 31, 2022, $4.2 million of the 2022 Notes remained outstanding. The remaining amount of principal and interest on the 2022 Notes was repaid in the first quarter of 2023. However, we remain obligated under the 2022 Notes to pay additional cash as true-up payments for interest or redemption amounts that we paid in shares of common stock that were valued below $2.006 or the lower conversion price of $0.7512 in effect between January 12, 2023 and May 12, 2023. The true-up payments compensate for the difference between the value of a share and the conversion price in effect at the time of redemption, multiplied by the number of shares paid.

2022 Underwriting Agreement

On December 7, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with Lake Street Capital Management, LLC (the “Underwriter”), pursuant to which we agreed to issue and sell (i) 2,280,000 shares (the “Firm Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase 620,000 shares of Common Stock and (iii) warrants to purchase 5,800,000 shares of Common Stock (the “Common Warrants” and, collectively with the Pre-Funded Warrants, the “Warrants”) to the Underwriter in a public offering (the “Offering”). In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter the option, for 45 days from the closing of the Offering, to purchase up to 342,000 additional shares of Common Stock and Common Warrants to purchase up to an additional 870,000 shares of Common Stock (the “Option Shares” and, together with the Firm Shares, the “Shares”).

In lieu of a purchase of Common Stock that would otherwise result in an investor’s beneficial ownership exceeding 4.99% (or, at the election of the investor, 9.99%) of the outstanding Common Stock, a Pre-Funded Warrant was offered, each of which enables the investor to purchase one share of Common Stock at an exercise price of $0.0001. Each Pre-Funded Warrant will be exercisable upon issuance and will expire when exercised in full (all Pre-Funded Warrants were exercised immediately upon issuance). Each Pre-Funded Warrant is being sold with a Common Warrant to purchase two shares of Common Stock. The public purchase price of one share of Common Stock and accompanying Common Warrant to purchase two shares of Common Stock is $1.40 and the combined purchase price of one Pre-Funded Warrant and accompanying Common Warrant to purchase two shares of Common Stock is $1.40. The Underwriter agreed to purchase the Firm Shares from the Company pursuant to the Underwriting Agreement at a price of $1.302 per share.

Each Common Warrant is exercisable immediately at an exercise price of $1.40 per share and will expire five years following the date of issuance. The Offering closed on December 9, 2022 and we received aggregate gross proceeds of approximately $4.1 million from the Offering.

The Offering was made under a registration statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-268038).

In connection with the Offering, the Company’s directors and executive officers signed lock-up agreements (“Lock-Up Agreements”) by which they agreed not to sell or transfer any Common Stock without first obtaining the written consent of the Underwriter, subject to certain exceptions, for a period of 90 days after the date of the final prospectus relating to the Offering.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. [As a result, we expect that our research and development expenses will remain elevated as we continue our existing, and commences additional, planned clinical trials for PF614, PF614-MPAR™ and nafamostat, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates, subject to our ability to obtain financing. We also expect our related personnel costs to increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, to remain elevated over prior periods. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates, subject to our ability to obtain financing. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses as a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

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

Loss on issuance of convertible notes

We elected the fair value option to account for the 2021 Notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. The 2022 Notes are accounted for under ASC 480 – Distinguishing Liabilities from Equity, due to share settlement features contained within the notes. As a result, the 2022 Notes are recorded as liabilities at fair value upon initial recognition and at the balance sheet date. We use a discounted cash flow model and a Monte Carlo simulation to estimate the fair value of the notes, both of which rely on unobservable Level 3 inputs. The loss on issuance of convertible notes represents the difference between the gross proceeds received and the calculated fair value on the issuance date of the notes.

Issuance costs for convertible notes

The issuance costs for convertible notes represent the original issue discount (expensed immediately due to the initial recognition at fair value of both the 2021 and 2022 Notes noted above), legal and accounting fees incurred in connection with the issuance of the 2021 and 2022 Notes.

Change in fair value of convertible notes

We elected the fair value option to account for the 2021 Notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. The 2022 Notes are accounted for under ASC 480 – Distinguishing Liabilities from Equity, due to share settlement features contained within the notes. We use a discounted cash flow model and a Monte Carlo simulation to estimate the fair value of the notes, both of which rely on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period.

Issuance of liability classified warrants

The warrants issued with the 2021 Notes and 2022 Notes are liability classified due to certain cash settlement features. We use a Black-Scholes option pricing model to estimate the fair value of the warrants. This represents the immediate expense upon initial recognition of the liability that is included in the statement of operations. The liability is subsequently remeasured each reporting period as described further below.

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

Interest Expense

Interest expense consists of interest accrued on our financed directors and officers’ insurance as well as imputed interest on the commitment fees related to the share subscription facility. Interest expense related to the 2021 Notes and 2022 Notes is included in the estimate of fair value of the convertible notes.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

Beginning in 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This has not impacted our effective tax rate or our cash tax payable in 2022; however, if the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.

We file income tax returns in the United States federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our tax return period for United States federal income taxes for the tax years since 2019 remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions, if any. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or whether our position is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our provision for income taxes. To date, no amounts are being presented as an uncertain tax position.

Results of Operations

Comparison of the Years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
Federal grants	$2,523,383	$3,531,199	$(1,007,816)
Operating expenses:
Research and development	$19,835,875	$4,690,082	$15,145,793
General and administrative	6,909,603	18,711,548	(11,801,945)
Total operating expenses	26,745,478	23,401,630	3,343,848
Loss from operations	(24,222,095)	(19,870,431)	(4,351,664)
Other income (expense):
Change in fair value of derivative liabilities	-	673,314	(673,314)
Loss on issuance of convertible notes	(3,609,944)	-	(3,609,944)
Issuance costs for convertible notes	(1,137,740)	(1,920,158)	782,418
Change in fair value of convertible notes	5,756,787	(2,993,060)	8,749,847
Issuance of liability classified warrants	(3,737,371)	(1,865,403)	(1,871,968)
Change in fair value of liability classified warrants	6,730,613	(1,438,186)	8,168,799
Loss on debt conversions	(3,964,633)	(154,391)	(3,810,242)
Interest expense	(109,525)	(1,295,307)	1,185,782
Other income and expense, net	86,223	(282,279)	368,502
Total other income/(expenses), net	14,410	(9,275,470)	9,289,880
Net loss	$(24,207,685)	$(29,145,901)	$4,938,216
Net loss attributable to noncontrolling interests	(35,393)	(62,190)	26,797
Deemed dividend related to warrants down round provision	913,204	803,140	110,064
Net loss attributable to common stockholders	$(25,085,496)	$(29,886,851)	$4,801,355

Federal Grants

Revenue from federal grants totaled $2.5 million for the year ended December 31, 2022, compared to $3.5 million for the year ended December 31, 2021.Revenue decreased $1.0 million during the year ended December 31, 2022, due to the timing of research activities eligible for funding under the grants. We expect funding from federal grants to generally increase in the future due to the timing of preclinical and clinical development activities under the grants.

Research and Development Expenses

Research and development expenses were $19.8 million for the year ended December 31, 2022, compared to $4.7 million for the year ended December 31, 2021. The increase was primarily the result of increased external research and development costs related to the clinical programs for PF614 and PF614-MPAR™. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels but may need to be adjusted based on our ability to raise capital sufficient to fund these expenses.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the year ended December 31, 2022, compared to $18.7 million for the year ended December 31, 2021. The decrease was primarily driven by a one-time $11.6 million non-cash expense in 2021 related to warrants issued for the GEM share subscription facility. Also contributing to the decrease was non-recurring $1.3 million of non-cash expense for consultants and $1.1 million expense for commitment fees for the share subscription facility incurred in 2021. Excluding the one-time expenses related to the share subscription facility, which were recorded due to the uncertainty of future issuance of shares under the facility, and consultant expenses, we expect our general and administrative expenses to approximate current levels.

Other Income and Expense

Issuance costs for convertible notes decreased due to the lower principal amount of the 2022 Notes being issued during the period as compared to the 2021 Notes issued in the prior period. The loss on issuance of the convertible notes and related liability classified warrants was due to the current share price at issuance (of the 2022 Notes and the related warrants) exceeding the conversion (exercise) price. Changes in fair value of convertible notes and liability classified warrants for the 2022 period relate to both the 2021 Notes and 2022 Notes compared to only changes related to the 2021 Notes in the prior period. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and the average of the high and low stock price on the date of conversion.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of December 31, 2022, we had $3.1 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all. As of December 31, 2022, we had an accumulated deficit of $110.9 million.

We have funded our operations to date primarily with proceeds from the sale of common equity, funding under federal research grants and borrowings under convertible promissory notes. To fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing research and development efforts and related general and administrative support. We anticipate that we will fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, if at all.

Remaining funding under two approved federal research grants totals $4.3 million and is expected to be utilized by August 31, 2023. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

Neither grant must be repaid. To receive the remaining funding for each respective study covered by a grant, we must meet certain milestones. We have met the required milestones under the MPAR Grant. The remaining milestone under the OUD Grant is identification of a R-methadone-TAAP clinical candidate that meet the specified criteria.

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

We have not used the GEM Facility to date. Pursuant to the GEM Agreement, we are entitled to draw down up to $60.0 million of gross proceeds (“Aggregate Limit”) from GEM Global in exchange for shares of our common stock, subject to meeting the terms and conditions of the GEM Agreement. This share subscription facility is available for a period of 36 months from the closing date of the Merger (July 2024). A draw down is subject to limitations on the amount that is drawn under the facility and must comply with certain conditions precedent including the listing of our shares on a principal market (which includes Nasdaq), having the necessary number of shares that are issuable pursuant to the draw down registered under an effective registration statement, and other notice and timing requirements. Upon our valid exercise of a draw down, pursuant to delivery of a notice and in accordance with other conditions, GEM Global is required to pay, in cash, a per-share amount equal to 90% of the average closing bid price of the shares of our common stock recorded by Nasdaq during the 30 consecutive trading days commencing on the first trading day that is designated on the draw down notice. In no event may our draw down requests exceed 400% (“Draw Down Limit”) of the average daily trading volume for the 30 trading days immediately preceding the date we deliver the draw down notice. We may not be able to utilize the facility before it expires. Our ability to utilize this share subscription facility is restricted while financing commitments to which we are subject remain outstanding.

Upon the public listing of the Company’s shares following the closing of the Merger, GEM Global became entitled to a commitment fee in the form of cash or freely tradeable shares of our common stock in an amount equal to 2% of the Aggregate Limit or $1.2 million to be paid in two tranches. The commitment fee for the first tranche, which is equal to 67% of the commitment fee, or $800,000, was discharged with 46,062 shares of common stock transferred from related parties in July 2022. The commitment fee for the second tranche, which is equal to the remaining 33% of the commitment fee, or $400,000 was paid in January 2023 through the issuance of 533,334 shares of registered common stock.

Additionally, we issued a warrant with a 36-month term at the closing of the Merger granting GEM Global the right to purchase 55,306 shares of our common stock (an amount equal to 4% of the total number of our common stock outstanding as of the closing date of the Merger (subject to adjustments described below), calculated on a fully diluted basis), at a strike price per share equal to $200.20, which was the closing bid price for such common stock on the first day of trading on Nasdaq. The strike price was reduced to $1.40 per share at December 31, 2022 because of a pricing adjustment per the GEM Agreement and reduced to $0.7512 per share in January 2023. The warrant can be exercised on a cashless basis in part or in whole at any time during the term. Any failure by us to timely transfer the shares under the warrant pursuant to GEM Global’s exercise will entitle GEM Global to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits, and issuances of additional common shares at a price per share less than the exercise price.

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

On September 24, 2021, we entered into a Securities Purchase Agreement for an aggregate financing of $15.0 million with institutional investors. The Company issued to the investors (i) 2021 Notes in the aggregate principal amount of $15.9 million for an aggregate purchase price of $15.0 million and (ii) warrants to purchase 54,174 shares of the Company’s common stock in the aggregate at an exercise price of $152.60 per share. The 2021 Notes were satisfied in October 2022.

On June 30, 2022, we entered into a Securities Purchase Agreement for an aggregate financing of $8.0 million with institutional investors. The Company issued to the investors (i) 2022 Notes in the aggregate principal amount of $8.48 million for an aggregate purchase price of $8.0 million and (ii) warrants to purchase 466,788 shares of the Company’s common stock in the aggregate at an exercise price of $14.17 per share. The first funding of $4.0 million occurred on July 1, 2022 and the second funding of $4.0 million occurred on August 9, 2022 At December 31, 2022, $4.2 million of 2022 Notes remained outstanding.

Cash Flows for the years ended December 31, 2022 and 2021

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(17,887,439)	$(8,242,177)
Net cash provided by investing activities	4,500	-
Net cash provided by financing activities	8,765,905	20,312,699
Net increase (decrease) in cash and cash equivalents	$(9,117,034)	$12,070,522

Operating Activities

During the years ended December 31, 2022 and 2021, we used cash in operating activities of $17.9 million and $8.2 million, respectively, primarily resulting from the clinical advancement of our product candidates, the timing of vendor invoicing and payments, legal and accounting fees, and costs related to operating as a public company.

Financing Activities

During the years ended December 31, 2022 and 2021, net cash provided by financing activities was $8.8 million and $20.3 million, respectively. For 2021, net cash consisted primarily of net proceeds from the Merger in June 2021 and net proceeds from the issuance of the 2021 Notes. In 2022, net cash consisted primarily of net proceeds from the issuance of the 2022 Notes and the net proceeds of the issuance of shares and related warrants in connection with the underwriting agreement completed in December of 2022 which were less in the aggregate than that raised in 2021.

Funding Requirements

Our primary use of cash is to fund operating expenses, primarily related to our research and development activities. Cash used to fund operating expenses is impacted by the timing of when we pay these expenses, as reflected in the change in our outstanding accounts payable, accrued expenses and prepaid expenses.

We expect our expenses, excluding non-cash expenses to recognize the fair value of warrants and convertible notes, to remain elevated in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, upon the completion of the Merger, we have incurred, and will continue to incur, additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses that we did not incur as a private company. The timing and amount of our operating expenditures will depend largely on our ability to:

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

Our commitments as of December 31, 2022 included an estimated $21.6 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception and, as of December 31, 2022, we have an accumulated deficit of $110.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

The 2021 Notes and 2022 Notes limit our ability to execute certain debt and equity financings, including under the GEM Agreement, while the 2021 Notes or 2022 Notes are outstanding. Without the availability of proceeds through the share subscription facility, or capital raised through other financing transactions, existing cash resources are not sufficient to allow us to fund current planned operations through the next 12 months following the filing of this Annual Report on Form 10-K, which raises substantial doubt about the Company’s ability to continue as a going concern.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when it has not yet been invoiced or otherwise notified of actual costs. Many of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and adjust if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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

We classify stock-based compensation expense in our statements of operations in the same way the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Fair Value of Liabilities

We elected the fair value option to account for the 2021 Notes as we believe the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. We use a Monte Carlo simulation to estimate the fair value of the conversion feature of the notes, which relies on unobservable Level 3 inputs. We use a discounted cash flow model to estimate the fair value of the debt component of the 2021 Notes. Changes in the fair value of the notes are recognized through other income (expense) for each reporting period.

In July and August 2022, the Company issued the 2022 Notes. The 2022 Notes are accounted for under ASC 480 – Distinguishing Liabilities from Equity, due to share settlement features contained within the notes. As a result, the 2022 Notes are recorded as liabilities at fair value at the balance sheet date with changes in the fair value of the notes recognized in other income (expense) for each reporting period. The fair value estimate of the 2022 Notes was based on a discounted cash flow model and a Monte Carlo simulation, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion used in the Monte Carlo simulation.

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

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may take advantage of these exemptions until we are no longer an emerging growth company under Section 107 of the JOBS Act, which provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. We have elected to avail ourselves of the extended transition period and, therefore, while we are an emerging growth company, we are not subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies, unless we choose to early adopt a new or revised accounting standard.

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

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2022 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Management’s Annual Report on Internal Control over Financial Reporting

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was ineffective due to material weaknesses. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficiently designed internal controls over period end financial reporting because of inadequate accounting expertise and insufficient level of supervision and review of unusual and/or infrequent transactions with complex or infrequently applied accounting topics due to the experience and limited number of accounting personnel in the financial reporting function.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Executive Officers and Directors

Information required by this item, including information concerning the board of directors of the Company, the members of the Company’s audit committee, the Company’s audit committee financial expert, compliance with Section 16(a) of the Exchange Act and shareowner proposals, are incorporated by reference to the Company’s Proxy Statement for the 2023 Annual Meeting of Shareowners, which will be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2022. The information regarding executive officers is included in this report as Item 1 under the caption “Identification of our Executive Officers” and incorporated herein by reference.

Delinquent Section 16(a) Reports

During 2022, Bob Gower, our chairman, filed one Form 4 late to report one transaction.

Code of Business Conduct

We adopted a code of business conduct that applies to all our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website. Our code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website. We will provide a copy of our code of business conduct to any person without charge, upon written request sent to our chief financial officer at 7946 Ivanhoe Avenue, Suite 201, La Jolla, California 92037.

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

To the Board of Directors and Stockholders of Ensysce Biosciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ensysce Biosciences, Inc. (“Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

March 30, 2023

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,147,702	$12,264,736
Unbilled receivable	276,821	441,721
Right-of-use asset	27,165	24,721
Prepaid expenses and other current assets	1,847,481	2,931,415
Total current assets	5,299,169	15,662,593
Property and equipment, net	-	-
Other assets	585,883	754,756
Total assets	$5,885,052	$16,417,349
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,943,791	$301,104
Accrued expenses and other liabilities	2,226,494	3,407,533
Lease liability	27,315	24,874
Notes payable and accrued interest ($4,063,431 and $12,358,886 at fair value at December 31, 2022 and 2021, respectively)	4,266,610	12,748,155
Total current liabilities	9,464,210	16,481,666
Long-term liabilities:
Notes payable, net of current portion (at fair value)	140,148	4,440,951
Other long-term liabilities	310,346	3,652,790
Total long-term liabilities	450,494	8,093,741
Total liabilities	$9,914,704	$24,575,407
Commitments and contingencies (Note 6)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value, 250,000,000 and 150,000,000 shares authorized at December 31, 2022 and December 31, 2021; 6,415,062 and 1,233,148 shares issued at December 31, 2022 and December 31, 2021, respectively; 6,414,074 and 1,232,160 shares outstanding at December 31, 2022 and December 31, 2021, respectively	642	124
Additional paid-in capital	107,215,977	77,967,200
Accumulated deficit	(110,931,063)	(85,845,567)
Total Ensysce Biosciences, Inc. stockholders’ deficit	(3,714,444)	(7,878,243)
Noncontrolling interests in stockholders’ deficit	(315,208)	(279,815)
Total stockholders’ deficit	(4,029,652)	(8,158,058)
Total liabilities and stockholders’ deficit	$5,885,052	$16,417,349

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021
Federal grants	$2,523,383	$3,531,199
Operating expenses:
Research and development	19,835,875	4,690,082
General and administrative	6,909,603	18,711,548
Total operating expenses	26,745,478	23,401,630

Loss from operations	(24,222,095)	(19,870,431)

Other income (expense):
Change in fair value of derivative liabilities	-	673,314
Loss on issuance of convertible notes	(3,609,944)	-
Issuance costs for convertible notes	(1,137,740)	(1,920,158)
Change in fair value of convertible notes	5,756,787	(2,993,060)
Issuance of liability classified warrants	(3,737,371)	(1,865,403)
Change in fair value of liability classified warrants	6,730,613	(1,438,186)
Loss on debt conversions	(3,964,633)	(154,391)
Interest expense, net	(109,525)	(1,295,307)
Other income and expense, net	86,223	(282,279)
Total other income (expense), net	14,410	(9,275,470)

Net loss	$(24,207,685)	$(29,145,901)
Net loss attributable to noncontrolling interests	(35,393)	(62,190)
Deemed dividend related to warrants down round provision	913,204	803,140
Net loss attributable to common stockholders	$(25,085,496)	$(29,886,851)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(11.62)	$(29.64)
Weighted average common shares outstanding, basic and diluted	2,159,189	1,008,227

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2020	788,437	80	49,517,834	(55,958,716)	(217,625)	(6,658,427)
Exercise of stock options	14,241	1	262,861	-	-	262,862
Settlement of convertible notes in business combination	67,899	7	5,696,696	-	-	5,696,703
Conversion of convertible notes	19,369	2	2,247,613	-	-	2,247,615
Issuance of common stock for business combination, net of transaction costs	342,214	34	7,695,230	-	-	7,695,264
Stock-based compensation	-	-	121,764	-	-	121,764
Issuance of warrants	-	-	11,565,472	-	-	11,565,472
Warrant modification	-	-	56,590	-	-	56,590
Deemed dividend related to warrants down round provision	-	-	803,140	(803,140)	-	-
Net loss	-	-	-	(29,083,711)	(62,190)	(29,145,901)
Balance on December 31, 2021	1,232,160	$124	$77,967,200	$(85,845,567)	$(279,815)	$(8,158,058)
Consultant compensation	2,507	-	54,250	-	-	54,250
Settlement of restricted stock units	39,367	4	(4)	-	-	-
Conversion of convertible notes	2,184,101	218	21,485,686	-	-	21,485,904
Settlement of payable to related parties	46,062	5	191,613	-	-	191,618
Capital contribution from related parties	-	-	608,382	-	-	608,382
Public offering, net	2,900,000	290	3,782,950	-	-	3,783,240
Transaction costs associated with public offering	-	-	(547,377)	-	-	(547,377)
Stock-based compensation	-	-	2,760,074	-	-	2,760,074
Reverse split fractional shares	9,877	1	(1)	-	-	-
Deemed dividend related to warrants down round provision	-	-	913,204	(913,204)	-	-
Net loss	-	-	-	(24,172,292)	(35,393)	(24,207,685)
Balance on December 31, 2022	6,414,074	$642	$107,215,977	$(110,931,063)	$(315,208)	$(4,029,652)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(24,207,685)	$(29,145,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	151
Gain on sale of asset	(4,500)	-
Accrued interest	60,488	349,339
Accretion of discounts on promissory notes	-	945,969
Change in fair value of derivative liability	-	(673,314)
Change in fair value of convertible notes	(5,756,787)	2,993,060
Loss on issuance of convertible notes	3,609,944	-
Loss on extinguishment of debt	-	347,566
Stock-based compensation	1,071,843	121,764
Issuance of liability classified warrants	3,737,371	1,865,403
Change in fair value of liability classified warrants	(6,730,613)	1,438,186
Issuance of warrants for share subscription facility	-	11,565,472
Commitment fee for share subscription facility	-	1,124,289
Warrant modification	-	56,590
Lease cost	(3)	(1,808)
Issuance costs for convertible notes	946,085	1,920,158
Loss on debt conversions	3,964,633	154,391
Other income	(60,035)	-
Changes in operating assets and liabilities:
Unbilled receivable	164,900	(441,721)
Prepaid expenses and other assets	1,652,756	(1,616,019)
Accounts payable	2,642,686	(1,423,494)
Accrued expenses and other liabilities	1,021,478	2,177,742
Net cash used in operating activities	(17,887,439)	(8,242,177)
Cash flows from investing activities:
Proceeds from sale of assets	4,500	-
Net cash provided by investing activities	4,500	-
Cash flows from financing activities:
Proceeds from public offering, net	3,783,240	-
Proceeds from issuance of convertible notes, net	7,533,915	14,029,842
Proceeds from issuance of promissory notes to related parties	-	350,000
Repayment of convertible notes	(1,408,364)
Repayment of promissory notes	-	(467,774)
Transaction costs from public offering	(547,377)
Proceeds from exercise of stock options	-	262,862
Proceeds from issuance of common stock for business combination, net of transaction costs	-	6,626,312
Repayment of financed insurance premiums	(595,509)	(488,543)
Net cash provided by financing activities	8,765,905	20,312,699
Decrease (increase) in cash and cash equivalents	(9,117,034)	12,070,522
Cash and cash equivalents beginning of period	12,264,736	194,214
Cash and cash equivalents end of period	$3,147,702	$12,264,736

Supplemental cash flow information:
Income tax payments	$1,600	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation	$1,742,481	$-
Fair value of derivative liability at issuance	$-	$3,052
Settlement of convertible notes into common stock	$17,521,271	$7,789,927
Payable to related parties settled in shares	$191,618	$-
Capital contribution from related parties	$608,382	$-
Net assets acquired in business combination	$-	$1,068,950
Financed insurance premiums	$399,949	$867,300
Share subscription facility transaction costs	$-	$12,689,764
Deemed dividend related to warrants down round provision	$913,204	$803,140

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its subsidiary, EBIR, Inc. (“EBIR”, formerly known as Covistat, Inc.) and its wholly owned subsidiaries EBI Operating, Inc. and EBI OpCo. Inc. (collectively, the “Company”) is engaged in the development of drug delivery platforms targeting pain and cancer markets. The primary focus of the Company is its program developing abuse and overdose resistant pain technology with a clinical stage program being the abuse resistant, TAAP (Trypsin Activated Abuse Protection) opioid product candidate, PF614. In addition, the Company is developing its MPARTM (Multi-Pill Abuse Resistant) technology for overdose protection which will be applied to the PF614 program. The Company is also applying its TAAP and MPARTM technology to a methadone prodrug for use in the treatment of Opioid Use Disorder.

On January 31, 2021, Leisure Acquisition Corp., a Delaware corporation (“LACQ”), entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Ensysce Biosciences, Inc., a Delaware corporation (“Former Ensysce”), and EB Merger Sub, Inc., a Delaware corporation and wholly owned, direct subsidiary of LACQ (“Merger Sub”). Pursuant to the Merger Agreement, on June 30, 2021 (the “Closing Date”), Merger Sub was merged with and into Former Ensysce, with Former Ensysce surviving the merger (“Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination on the Closing Date (the “Closing”), Former Ensysce became a wholly owned subsidiary of LACQ and the stockholders of Former Ensysce, as of immediately prior to the effective time of the Merger, received shares of LACQ and hold a portion of the shares of Common Stock, par value $0.0001 per share (the “Common Stock”), of LACQ.

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

In June 2020, the Company commenced an initiative to develop a therapeutic for the treatment of certain coronavirus infections through the formation of a separate entity, EBIR, a Delaware corporation. Pursuant to the articles of incorporation, EBIR was authorized to issue 1,000,000 shares of common stock, $0.001 par value per share, and 100,000 shares of preferred stock, $0.001 par value per share. Ensysce is a 79.2% stockholder in EBIR, with 19.8% and 1.0% of the shares held by certain key personnel of the Company and an unrelated party, respectively.

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

The Company has not generated any product revenue and had an accumulated deficit of $110.9 million at December 31, 2022. There is no assurance that profitable operations will ever be achieved, and, if achieved, would be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company executed the GEM Agreement. Under the agreement, the investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company controls the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. On June 30, 2021, the Company consummated the Business Combination, resulting in the Company’s shares becoming publicly listed on Nasdaq on July 2, 2021. Concurrent with the public listing of the Company’s shares, the Company issued to the investor 55,306 warrants with a five-year term to purchase common stock of Ensysce at an exercise price of $200.20 per share, subsequently reduced to $1.40 at December 31, 2022 (Note 8). The Company is required to pay a commitment fee to the investor of $1.2 million with $0.8 million due on the first anniversary of the public listing date and $0.4 million due on the 18-month anniversary of the public listing date. The first $0.8 million of the commitment fee was paid in July 2022 in freely tradable common stock of the Company (Note 10) and the remaining $0.4 million due in January 2023 was paid in freely tradable common stock of the Company.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

In July and August 2022, the Company received funding under a $8.48 million convertible note financing agreement with the same institutional investors (the “2022 Notes”) (See Note 7 for additional information). The agreement limits the Company’s ability to execute certain debt and equity financings, including under the GEM Agreement, while the convertible notes are outstanding. Without the availability of proceeds through the GEM Agreement, existing cash resources are not sufficient to fund current planned operations.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include, but are not limited to, the expense recognition for certain accrued research and development services, the valuation allowance of deferred tax assets resulting from net operating losses, and the fair value of warrants and options to purchase the Company’s common stock and convertible notes payable.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Property and Equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. Depreciation expense of $0 and $151 was recognized for year ended December 31, 2022 and 2021, respectively. Depreciation expense is classified in general and administrative expense in the accompanying consolidated statements of operations.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company will recognize an impairment loss only if the carrying amount is not recoverable through its undiscounted cash flows and measure any impairment loss based on the difference between the carrying amount and estimated fair value. There were no such losses for the year ended December 31, 2022 and 2021.

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

As of December 31, 2022 and 2021, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

2021 Notes

In 2021 the Company issued convertible notes with a face value of $15.9 million. The Company elected the fair value option to account for the convertible notes as it believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option and redemption feature. The fair value estimate of the 2021 Notes was based on a discounted cash flow model and a Monte Carlo simulation, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion and expected volatility used in the Monte Carlo simulation. Changes in the fair value of the notes are recognized in other income (expense) for each reporting period. Refer to Note 7 for details of the terms and conditions of the 2021 Notes.

2022 Notes

In July 2022 the Company issued convertible notes with a face value of $8.5 million. The 2022 Notes are accounted for under ASC 480 – Distinguishing Liabilities from Equity, due to share settlement features contained within the notes. As a result, the 2022 Notes are recorded as liabilities at fair value at the balance sheet date with changes in the fair value of the notes recognized in other income (expense) for each reporting period. The fair value estimate of the 2022 Notes was based on a discounted cash flow model and a Monte Carlo simulation, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion and expected volatility used in the Monte Carlo simulation. Refer to Note 7 for details of the terms and conditions of the 2022 Notes.

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

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of December 31, 2022 and 2021. As of December 31, 2021, all contingent put options, associated with the pre-combination convertible notes, were settled upon conversion of the notes at the closing of the Business Combination.

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$4,203,579	$-	$-	$4,203,579
Liability classified warrants	310,346			310,346
Total	$4,513,925	$-	$-	$4,513,925

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$16,799,837	$-	$-	$16,799,837
Liability classified warrants	3,303,588	-	-	3,303,588
Total	$20,103,425	$-	$-	$20,103,425

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2022:

	For the year ended December 31, 2022
	Total	Convertible note	Liability classified warrants
Fair value, December 31, 2021	$20,103,425	$16,799,837	$3,303,588
Additions, net	12,217,371	8,480,000	3,737,371
Conversions/payments	(18,929,415)	(18,929,415)	-
Loss on issuance of convertible notes	3,609,944	3,609,944	-
Change in fair value	(12,487,400)	(5,756,787)	(6,730,613)
Fair value, December 31, 2022	$4,513,925	$4,203,579	$310,346

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Year Ended December 31,
	2022	2021
MPAR	$2,006,885	$2,646,579
TAAP/OUD	516,498	884,620
Total	$2,523,383	$3,531,199

Amounts requested or eligible to be requested through the NIH payment management system, but for which cash has not been received, are presented as an unbilled receivable on the Company’s consolidated balance sheet. As all amounts are expected to be remitted timely, no valuation allowances are recorded.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Immaterial Correction of an Error

In August 2022, the Company concluded that there was an error in the measurement of the unbilled receivable as of December 31, 2021. The error was corrected in the second quarter of 2022. The change resulted in a decrease in the balance of the unbilled receivable of $214,308 and a corresponding increase in general and administrative expense presented in the consolidated statement of operations for the year ended December 31, 2022.

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

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the year ended December 31, 2022 and 2021, stock-based compensation costs are recorded in research and development and general and administrative expenses in the consolidated statements of operations.

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

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders	$(25,085,496)	$(29,886,851)

Denominator:
Weighted average shares outstanding, basic and diluted	2,159,189	1,008,227
Net loss per share attributable to common stockholders, basic and diluted	$(11.62)	$(29.64)

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Year Ended December 31,
	2022	2021
Stock options	315,633	224,915
RSUs	45,264	-
Warrants	1,661,831	513,688
Convertible Notes	879,918	30,403
Total	2,902,646	769,006

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The guidance is effective for fiscal years beginning after December 31, 2021 and interim periods within that year. Early adoption is permitted. The Company adopted the guidance in 2022 and it did not have a material impact on the financial statements due to their current tax position.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Topic 470) to address issues identified as a result of the complexity with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The FASB decided to reduce the number of accounting models for convertible debt instruments and convertible preferred stock, resulting in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Certain types of convertible instruments will continue to be subject to separation models: (a) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (b) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. For convertible instruments, the contracts primarily affected are those with beneficial conversions or cash conversion features as the accounting models for those specific features have been removed. For contracts in an entity’s own equity, the contracts primarily affected are freestanding instruments and embedded features that are accounted for as derivatives due to a failure to meet the settlement conditions of the derivatives scope exceptions. The FASB simplified the settlement assessment by removing the requirements to (a) consider whether the contract would be settled in registered shares, (b) to consider whether collateral is required to be posted, and (c) assess shareholder rights. The FASB also decided to enhance information transparency by making targeted improvements to the disclosures for convertible instruments and earnings-per-share guidance. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company will adopt the standard with an effective date of January 1, 2023 and it is not expected to have a material impact on currently recorded transactions.

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

Reclassification of prior year presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the consolidated statement of operations for the year ended December 31, 2021, to reclassify the loss on debt conversions.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Prepaid research and development	$1,300,473	$2,124,008
Prepaid insurance	445,583	733,234
Other prepaid expenses	101,425	74,173
Total prepaid expenses and other current assets	$1,847,481	$2,931,415

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2022	2021
Accrued research and development	$1,332,713	$388,997
Share subscription facility commitment fees	400,000	800,000
Professional fees	421,530	138,086
Other accrued liabilities	72,251	67,939
Accrued scientific advisory board fees	-	60,032
Consultant fees	-	1,342,479
Bonus Accrual	-	610,000
Total accrued expenses and other liabilities	$2,226,494	$3,407,533

Other long-term liabilities consisted of the following:

	December 31,
	2022	2021
Share subscription facility commitment fees	$-	$349,202
Liability classified warrants	310,346	3,303,588
Total other long-term liabilities	$310,346	$3,652,790

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2022, the Company’s commitments included an estimated $21.6 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of December 31, 2022 and 2021, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2023 with no option to renew. As of December 31, 2022, the future lease payments totaled $27,316. The Company recognized total rent expense of $31,756 and $41,418 in the years ended December 31, 2022, and 2021, respectively.

Compensation Commitments

In assessing performance for 2022 annual bonuses, the Board of Directors established achievement of 2022 goals at 75% of target but specified that payment of the resulting $0.4 million in annual bonuses is dependent upon future achievement of specified financing activities. As such future achievement is uncertain, no accrual has been recorded as of year-end.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of December 31, 2022:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2022 Notes	$3,905,264	$10,544	$287,771	$4,203,579
Financed insurance	195,273	7,906	-	203,179
Total	$4,100,537	$18,450	$287,771	$4,406,758

The following table provides a summary of the Company’s outstanding debt as of December 31, 2021:

	Principal balance	Accrued interest	Unamortized debt discount	Net debt balance
2021 Notes	$13,647,341	$159,435	$2,993,061	$16,799,837
Financed insurance	385,187	4,082	-	389,269
Total	$14,032,528	$163,517	$2,993,061	$17,189,106

The interest expense recognized for notes payable (excluding the 2022 and 2021 Notes) was as follows:

	Year Ended December 31,
	2022	2021
Stated interest accrual	$9,909	$251,857
Debt discount amortization	-	945,969
Total	$9,909	$1,197,826

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

The Company elected to apply the fair value option to the measurement of the 2021 Notes. The total initial fair value of the debt at issuance was $15.9 million. The Company recorded total issuance costs of $1.9 million representing investment banking and legal fees of $1.0 million and original issue discounts of $0.9 million. The fair value measurement includes the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium) and thus a separate amount is not reflected on the consolidated statements of operations. If presented separately, the total amount of interest expense (after consideration of the conversions) for the year-ended December 31, 2022 would be $0.2 million.

After multiple conversions (at original contract terms and at amended reduced conversion prices) since issuance the Company recognized a change in fair value of convertible notes of $2.7 million (gain) for the period ended December 31, 2022 primarily due to reductions in the Company’s stock price.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The following table provides a summary of the Company’s 2021 Note conversions during the year ended December 31, 2022:

	Shares	Weighted Average Conversion Price	Conversion Value
During the year ended December 31, 2022	849,340	$15.92	$13,521,834

On August 8, 2022, the parties agreed to modify the conversion price of the remaining 2021 Notes from $15.60 to $7.00 until October 1, 2022, with any remaining balance payable in cash on October 10, 2022. On September 20, 2022, the parties agreed to modify the conversion price of the remaining 2021 notes from $7.00 to $4.60 for the period from September 20, 2022 until September 30, 2022. The Company recorded an inducement expense equal to the excess fair value of the consideration transferred (utilizing the number of shares transferred multiplied by the average of the high/low price on the conversion date) above the securities that would have been issued under the original conversion terms. The total loss on debt conversions was $4.0 million, for the period ended December 31, 2022, and is reflected in other income (expense), net. Included in the loss on debt conversions was $1.0 million related to the inducement expense for the period ended December 31, 2022. The remaining 2021 Notes became due and payable on October 10, 2022, at which time they were satisfied with cash ($0.4 million).

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

The Company recorded the 2022 Notes at an initial fair value of $12.09 million which included a loss upon issuance of $3.6 million due to the current share price at issuance exceeding the conversion price. Additionally, the Company recorded issuance costs of $1.1 million representing a 6% original issue discount of $0.5 million, $0.6 million of legal and investment banking fees, which are included in other income (expense) on the consolidated statement of operations. After several conversions since issuance, the Company reflected the remaining balance due as of December 31, 2022 at fair value and recognized a change in fair value of convertible notes of $3.1 million (gain) for the period ended December 31, 2022 primarily due to reductions in the Company’s stock price since issuance.

The December 31, 2022 fair value measurement includes the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium) and thus a separate amount is not reflected on the consolidated statements of operations. If presented separately, the amount of interest expense after consideration of the conversions would be $0.2 million for the year ended December 31, 2022.

The 2022 Notes are convertible into common stock, at a per share conversion price equal to $10.90, a 10% premium to the average price of the common stock for the three trading days prior to the first closing. Under the Notes, commencing on September 29, 2022 and continuing monthly on the first day of each month beginning November 1, 2022, the Company is obligated to redeem one fifteenth (1/15th) of the original principal amount under the applicable Note, plus accrued but unpaid interest. The Company may elect to pay all or part of the redemption amount in cash with a premium of 8% or in conversion shares of common stock based on a conversion price equal to the lesser of (i) the conversion price and (ii) 92% of the average of the three lowest VWAPs (as defined) during the ten consecutive trading days ending on the trading day that is immediately prior to the applicable redemption date, but in no event may the Company pay the redemption amount in conversion shares of common stock unless the conversion price is at least equal to $2.006 and the Company has been in compliance with customary requirements under the agreement, unless waived in writing by the holder.

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

The proceeds of the 2022 Notes will be used for working capital purposes subject to certain customary restrictions are secured by the Company’s rights to its patents and licenses. The Company is restricted from issuing certain additional debt or equity without the prior written consent of the holders for certain specified periods set forth in the 2022 Notes. If, at any time while the 2022 Notes are outstanding, the Company carries out one or more capital raises in excess of $5.0 million, the holder has the right to require the Company to use up to 20% of the gross proceeds of such transaction to redeem all or a portion of the convertible notes for an amount in cash equal to the cash Mandatory Redemption Amount (i.e., 108% of outstanding principal and unpaid interest). The Company triggered this provision in connection with the public offering of securities in December of 2022, the resulting principal payments and interest were reflected as a reduction to the outstanding balance of the 2022 Notes. The 8% premium was paid in cash and is reflected as interest expense within the consolidated statement of operations.

The 2022 Notes mature on December 29, 2023 and February 7, 2024, for the first and second closings, respectively. The notes bear interest at a rate of 6% per annum, in addition to an original issue discount of 6%. The interest may be settled in cash or shares at the option of the Company and is payable together with monthly redemptions of the outstanding principal amount of the debt.

The following table provides a summary of the Company’s 2022 Notes conversions during the year ended December 31, 2022:

		Weighted Average	Conversion
	Shares	Conversion Price	Value
During the year ended December 31, 2022	1,334,761	$3.01	$4,011,035

Financed Insurance Premiums

During the year ended December 31, 2022, the Company financed its directors’ and officers’ liability insurance in the amount of $399,949, of which $203,179 remains outstanding at December 31, 2022. The Company will pay a total of $9,402 in interest from inception through March 2023 when the note will be paid in full. The Company expensed $7,905 of interest for the year ended December 31, 2022.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, in connection with the Business Combination, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. In September 2022, the Company amended and restated its Certificate of Incorporation to authorize up to a total of 250,000,000 shares of common stock. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

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

On December 9, 2022, the Company completed a public offering for the sale of 2.9 million shares of common stock at $1.40 per share for gross proceeds of $4.1 million, net of $0.3 million in underwriting fees. In addition, the Company issued 6.6 million warrants with an exercise price of $1.40 per share that expire five years following the date of issuance. In connection with the public offering, the Company incurred approximately $0.5 million in transaction costs that are recognized in the consolidated statement of changes in stockholders’ deficit.

Warrants

On December 31, 2022, outstanding warrants to purchase shares of common stock are as follows:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	851,663	$200.00 - 230.00	LACQ warrants	Equity
(b)	55,306	$1.40	Share subscription facility	Equity
(c)	54,174	$15.60	2021 Notes	Liability
(d)	466,788	$2.01	2022 Notes	Liability
(e)	6,600,000	$1.40	Public offering	Equity
	8,027,931

a)	On June 30, 2021, as a result of the Closing, the Company assumed a total of 945,063 warrants previously issued by LACQ (subsequently in December 2022, 93,400 warrants were cancelled). The warrants provide holders the right to purchase common stock at a strike price of between $200.00 and $230.00 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 500,000 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 445,063 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the price of 25,000 warrants issued on June 30, 2021 from $230.00 to $200.00, resulting in an incremental increase in their fair value of $56,590, recognized in general and administrative expense.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The warrants have been subject to multiple exercise price reductions as required by a down round adjustment feature of the warrant, due to common stock issued at a price below the then current exercise price (primarily the result of the conversions of the 2021 Notes and the 2022 Notes). The adjustments have progressed from the original exercise price of $200.20 per share to the current exercise price at December 31, 2022 of $1.40 per share. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a Black-Scholes model) is reflected on the consolidated statement of operations as a deemed dividend.

c)	On September 24, 2021 and November 5, 2021, the Company issued 18,058 and 36,116 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $152.60 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on September 23, 2026. As a result of the issuance of the 2022 Notes in July 2022, the exercise price of these warrants was adjusted down to $15.60.

d)

On July 1, 2022 and August 9, 2022, the Company issued 233,394 warrants each in connection with the issuance of the 2022 Notes. The warrants were immediately exercisable with an exercise price of $14.17 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on June 29, 2027 and August 8, 2027, respectively.

e)	On December 9, 2022, the Company issued 6,600,000 equity classified warrants in connection with the public offering. The warrants were immediately exercisable with an exercise price of $1.40 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on December 9, 2027.

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	Stock price	Exercise price	Expected term (years)	Volatility	Risk free rate
(a) LACQ warrants (grant date varies)	289.80	200.00 - 230.00	3.00	110.0%	0.5%
(b) Share subscription facility (grant date 7/2/21)	289.80	200.20	3.00	110.0%	0.5%
(b) Share subscription facility (remeasurement date varies)	1.20 - 85.80	1.40 - 90.00	1.56 - 2.49	108.2% - 125.3%	1.0% - 4.5%
(c) Liability classified warrants (grant date 9/24/21)	89.80	152.60	5.00	94.1%	1.0%
(c) Liability classified warrants (grant date 11/5/21)	45.00	152.60	5.00	94.1%	1.0%
(c) Liability classified warrants (remeasured at 12/31/22)	0.78	15.60	3.75 - 3.85	140.9% - 141.1%	4.2%
(d) Liability classified warrants (grant date 7/1/22)	11.40	14.17	5.00	98.9%	2.9%
(d) Liability classified warrants (grant date 8/9/22)	10.60	14.17	5.00	102.8%	3.0%
(d) Liability classified warrants (remeasured at 12/31/22)	0.78	2.01	4.50 - 4.61	138.0% - 139.4%	4.0%

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

The Company recognized within general and administrative expense stock-based compensation expense of $919,056 and $121,764 for the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022 and 2021, the company recognized within research and development expense stock-based compensation expense of $152,787 and $0, respectively.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Option Activity

During the year ended December 31, 2022, the Company granted stock options to purchase an aggregate of 114,550 shares of common stock to employees, consultants and members of the board of directors. The options vest over periods between zero and four years and have an exercise price of between $8.50 and $125.60 per share. There were no stock option grants in 2021.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2022:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2021	222,191	$48.00	6.00	$10,207,306
Granted	114,550	77.30	8.34	-
Exercised	-	-	-	-
Expired / Forfeited	(20,493)	43.31	-	-
Outstanding at December 31, 2022	316,248	58.96	6.53	-
Exercisable at December 31, 2022	279,306	61.57	6.19	-
Vested and expected to vest	316,248	58.96	6.53	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in 2021):

December 31, 2022
Exercise price	$8.5-125.60
Expected stock price volatility	76.61% - 95.87%
Expected term (years)	5.19-10.00
Risk-free interest rate	1.52% - 3.14%
Expected dividend yield	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of comparable publicly traded companies within the Company’s industry over a period approximately equal to the expected term. The comparable companies were utilized as the Company’s stock does not have sufficient historical trading activity.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $19.24. There were no options granted during the year ended December 31, 2021.

As of December 31, 2022, the Company had an aggregate of $361,863 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.61 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity during the year ended December 31, 2022:

	Restricted Stock Units	Weighted average fair value
Outstanding at December 31, 2021	-	$-
Granted	63,867	17.93
Released	(41,867)	24.50
Cancelled	(10,000)	-
Outstanding at December 31, 2022	12,000	$9.95

The remaining awards outstanding are subject to time-based vesting conditions and are scheduled to vest by December 2023. The estimated fair value of each of the Company’s restricted stock unit awards was determined on the date of grant based on the closing price of the Company’s common stock on the previous trading date.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2022
Awards outstanding under the 2021 Omnibus Incentive Plan	328,248
Awards available for future grant under 2021 Omnibus Incentive Plan	54,588
2022 Notes outstanding	1,946,792
Warrants outstanding	8,027,931
Total shares of common stock reserved for future issuance	10,357,559

NOTE 10 - INCOME TAXES

Loss before provision for income taxes consisted of the following:

	Year ending December 31,
	2022	2021
United States	$(24,207,685)	$(29,145,901)

The federal and state income tax provision (benefit), included in general and administrative expenses in the Consolidated Statement of Operations, is summarized as follows:

	Year ending December 31,
	2022	2021
Current state provision	-	$1,600

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2022	2021
Income (benefit) taxes at statutory rates	(5,083,614)	(6,120,640)
State income tax, net of federal benefit	(175,164)	(131,962)
Warrants and convertible debt	(234,214)	1,620,341
Nondeductible executive compensation	-	480,248
Stock based compensation	303,499	(278,940)
Share subscription facility transaction costs	20,335	2,664,850
Research and development tax credits	(1,028,988)	(501,451)
Change in tax rates	54,263	371,784
Other	(78,227)	(139,213)
Change in valuation allowance	6,222,110	2,034,983
Total	-	-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s deferred tax assets were comprised of the following:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss tax carryforwards	$26,726,066	$25,068,127
Tax credits	4,164,187	3,164,799
Capitalized research costs	3,729,483	-
Stock-based compensation	1,173,158	915,675
Other	265,677	687,422
	36,058,571	29,836,023
Valuation allowance	(36,052,644)	(29,830,534)
Total deferred tax assets	5,927	5,489
Deferred tax liabilities:
Convertible notes: embedded derivatives	-	-
Other	(5,927)	(5,489)
Total deferred tax liabilities	(5,927)	(5,489)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company had federal and California net operating loss (NOL) carryforwards of $102.9 million and $73.2 million, respectively, net of the NOLs that will expire due to Internal Revenue Code (IRC) Section 382 limitations. The federal net operating losses generated in 2018 and after of $20.5 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal net operating losses generated prior to 2018 of $82.4 million will begin to expire in 2026 unless previously utilized. The California NOL carryforwards will begin to expire in 2028, unless previously utilized.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

In addition, as of December 31, 2022, the Company had federal and state research and development (R&D) tax credit carryforwards of $4.2 million and $1.7 million, respectively. The federal tax credit carryforwards will begin to expire in 2024 unless previously utilized. The California research tax credits do not expire.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. Although the Company has not completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2022, the Company estimates that approximately $1.5 million of tax benefits related to NOL and R&D carryforwards acquired in 2015 will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company’s operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D credit carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year ending December 31,
	2022	2021
Balance at beginning of year	1,135,179	968,445
Increases related to current year tax positions	341,108	171,977
Decreases related to prior year tax positions	(48,026)	(5,243)
Balance at end of year	1,428,261	1,135,179

As of December 31, 2022 and 2021, the Company had unrecognized tax benefits of $1.4 million and $1.1 million, respectively. Due to the existence of the valuation allowance, none of the unrecognized tax benefits would affect the effective tax rate. The Company’s policy is to recognize interest and penalties from uncertain tax positions in income tax expense. The Company did not record any interest or penalties for the years ended December 31, 2022 or 2021 and had no accrued interest on the consolidated balance sheets as of December 31, 2022 or 2021. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2019 and state and local income tax examinations before 2018. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not currently under examination by the Internal Revenue Service or any state or local tax authority.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - RELATED PARTIES

The Company paid cash compensation during the year ended December 31, 2022 and 2021 of $0 and $30,909, respectively, to the Chief Executive Officer through a separate operating company with which the Chief Executive Officer is affiliated. As of December 31, 2022 and 2021, the Company owed $0 and $12,989, respectively, in accounts payable to the separate operating company.

The Company issued a series of convertible notes to the Chairman of the Board as described in Note 7, which totaled $2.5 million as of December 31, 2020. All outstanding notes and accrued interest converted into common stock upon the closing of the Business Combination on June 30, 2021.

In July 2022, the Chief Executive Officer and a Board member transferred 46,062 shares of registered common stock to GYBL to settle $0.8 million of Company obligations related to the GEM Agreement (Note 2). In October 2022, 46,062 shares of unregistered and restricted common stock were subsequently issued by the Company to the related parties as reimbursement and recognized under the consolidated statement of changes in stockholders’ deficit.

On December 9, 2022, the Company completed a public offering for the sale of 2.9 million shares of common stock at $1.40 per share and issued 6.6 million warrants with an exercise price of $1.40 per share that expire five years following the date of issuance. A Board member purchased 357,143 shares of common stock and was issued 714,286 warrants in the public offering.

NOTE 12 - SUBSEQUENT EVENTS

On January 3, 2023, the Company issued 522,094 shares to satisfy the remaining $400,000 commitment fee payable to GYBL.

On January 12, 2023, the Company entered into a Letter Agreement to reduce the conversion price for the remaining balance of the Company’s outstanding 2022 Notes from $2.006 to $0.7512 for the period from January 12, 2023 until May 12, 2023. In the first quarter of 2023, the Company issued 4.9 million shares of common stock in repayment of $3.1 million of the 2022 Notes, as discussed in Note 7. The Company also paid cash of $0.4 million in repayment of the 2022 Notes. As of the date of issuance of these financial statements, cash true-up payments totaling $0.6 million for conversions below the adjusted price are due to be paid within 120 days from January 12, 2023 in accordance with the Letter Agreement.

On January 31, 2023, the Board of Directors declared a dividend of 0.001 of a share of Series A Preferred Stock, par value $0.0001 per share, for each outstanding share of the Company’s common stock to stockholders of record on February 13, 2023. Each full share of the Series A Preferred Stock entitles holders to 1,000,000 votes per share with respect to the reverse stock split proposal and the adjournment proposal at the Company’s special meeting of stockholders on March 23, 2023. The Series A Preferred Stock has no dividend rights and is subject to full redemption following the effectiveness of a reverse stock split. The Series A Preferred Stock was registered through a Certificate of Designation filed with the State of Delaware on February 1, 2023.

On February 2, 2023, the Company agreed to issue and sell in a registered direct offering an aggregate of 3,571,431 shares of common stock of the Company at an offering price of $0.84 per share, for gross proceeds of approximately $3.0 million before the deduction of placement agent fees and offering expenses. The closing of the offering occurred on February 6, 2023. Concurrent with the offering, the Company issued to the purchasers, for each share of common stock purchased in the offering, a common warrant to purchase a share of common stock. The common warrants are exercisable immediately upon issuance and terminate five and one-half years following issuance. The common warrants have an exercise price of $0.715 per share and are exercisable to purchase an aggregate of up to 3,571,431 shares of common stock. The Company also issued warrants to the placement agent to purchase up to 250,000 shares of common stock at an exercise price equal to $1.05 per share and are exercisable for five years from the commencement of sales in the offering.

On March 23, 2023, at a special meeting of stockholders, the Company’s stockholders approved a proposal to authorize the Company’s Board of Directors to complete a reverse stock split at a ratio of not less than one-for-five and not more than one-for-twelve.

Exhibit Index

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated January 31, 2021, by and among Leisure Acquisition Corp., Ensysce Biosciences, Inc. and EB Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
3.1(a)	Third Amended and Restated Certificate of Incorporation of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K on July 7, 2021).
3.1(b)	Certificate of amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) filed with the registrant’s Registration Statement on Form S-1 (File No. 333-268038) on October 28, 2022)
3.1(c)	Certificate of Second Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 27, 2022)
3.1(d)	Certificate of Designation of the Series A Preferred Stock of Ensysce Biosciences, Inc., dated February 1, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A, filed on February 1, 2023, File No. 000-56516)
3.1(e)	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock of Ensysce Biosciences, Inc., dated February 7, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1), filed on February 7, 2023, File No. 000-56516)
3.2	Amended and Restated Bylaws of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.2 filed with the registrant’s Current Report on Form 8-K on July 7, 2021).
4.1	Warrant Agreement, dated December 1, 2017, between the Leisure Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
4.2	Investor Rights Agreement between Ensysce Biosciences, Inc. and the Investors listed on the signature pages thereto dated as of May 11, 2018 (incorporated by reference to Exhibit 4.6 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
4.3	Form of Warrant Certificate issued to previous holders of Private Placement Warrants and other private warrants (incorporated by reference to Exhibit 4.8 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
4.4	Form of Senior Secured Convertible Promissory Note issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.6 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
4.5	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
4.6	Form of Senior Secured Convertible Promissory Note issued by Ensysce Biosciences, Inc. pursuant to and in accordance with a 2022 Securities Purchase Agreement (incorporated by reference to Exhibit 4.6 filed with the registrant’s Current Report on Form 8-K on August 9, 2022).
4.7	Form of Common Stock Purchase Warrant issued by Ensysce Biosciences, Inc. pursuant to and in accordance with a 2022 Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K on August 9, 2022).
4.8	Form of warrant delivered by Ensysce Biosciences, Inc. in December 2022 in connection with an underwritten offering (incorporated by reference to Exhibit 4.10 filed with the registrant’s Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed December 8, 2022).
4.9	Form of pre-funded warrant delivered by Ensysce Biosciences, Inc. in December 2022 in connection with an underwritten offering (incorporated by reference to Exhibit 4.10 filed with the registrant’s Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed December 8, 2022).
4.10	Form of warrant issued in connection with a private placement conducted concurrently with a public offering (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on February 7, 2023).
4.11	Form of warrant issued to a placement agent or its designees in connection with a private placement conducted concurrently with a public offering (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K on February 7, 2023).
10.1	Registration Rights Agreement, dated December 1, 2017, among Leisure Acquisition Corp. and certain securityholders (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).
10.2	Warrant Purchase Agreement, dated December 1, 2017, between Leisure Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on December 5, 2017).

88

10.3(a)	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.8 filed with the registrant’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017).
10.3(b)	Form of Indemnification Agreement executed by each of the Ensysce directors and executive officers (incorporated by reference to Exhibit 10.6 filed with the registrant’s Form 10-Q initially filed on November 15, 2021).
10.4+	Executive Employment Agreement, by and between the Company and Dr. Lynn Kirkpatrick, dated September 14, 2021 (incorporated by reference to Exhibit 10.44 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021).
10.5	Agreement and Plan of Merger by and among the Signature Therapeutics, Inc., Signature Acquisition Corp. and the Company dated December 28, 2015 (incorporated by reference to Exhibit 10.21 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.6+	Executive Employment Agreement, by and between the Company and Geoffrey Birkett, dated August 21, 2021 (incorporated by reference to Exhibit 10.45 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021)
10.7+	Employment Agreement between the Company and David Humphrey dated February 11, 2021 (incorporated by reference to Exhibit 10.26 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.8+	Amendment to Offer Letter between the Company and David Humphrey dated February 23, 2021 (incorporated by reference to Exhibit 10.27 filed with the the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.9(a)+	Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 filed with the registrant’s Annual Report on Form 10-K filed on March 31, 2022).
10.9(b)+	Amended and Restated 2021 Omnibus Incentive Plan Form of Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.22(a) filed with the registrant’s Annual Report on Form 10-K filed on March 31, 2022).
10.10	Share Purchase Agreement between the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date and form of Warrant to Purchase Common Shares of Ensysce Biosciences, Inc. issued by the Company to GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.29 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.11†	Technology Transfer Agreement by and among the Company, Covistat, Inc., Mucokinetica, Ltd., Roderick Hall and Peter Cole dated August 5, 2020 (incorporated by reference to Exhibit 10.30 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.12	Manufacturing Agreement between Recro Gaineville LLC and the Company dated September 11, 2019 (incorporated by reference to Exhibit 10.35 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.13(a)	Form of Exchange Agreement between Leisure Acquisition Corp. and the holders of Private Placement Warrants (incorporated by reference to Exhibit 10.36(a) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.13(b)	Form of Exchange Agreement to be entered into by the Company with each of the Sponsors and the Strategic Investor (incorporated by reference to Exhibit 10.36(b) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
10.14(a)†	Securities Purchase Agreement, dated September 24, 2021 by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.14(b)	Registration Rights Agreement, dated September 24, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.14(c)	Subsidiary Guarantee, dated September 24, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).

89

10.14(d)†	Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.14(e)	Patent Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021).
10.14(f)	Letter Agreement, dated December 27, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K initially filed on December 27, 2021).
10.14(g)	Second Letter Agreement, dated January 16, 2022, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K initially filed on January 18, 2022).
10.15(a)	Securities Purchase Agreement, dated June 30, 2022, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on July 6, 2022).
10.15(b)	Registration Rights Agreement, dated June 30, 2022, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on July 6, 2022).
10.15(c)	Subsidiary Guarantee, dated June 30, 2022, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on July 6, 2022).
10.15(d)	Security Agreement, dated June 30, 2022, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K on July 6, 2022).
10.15(e)	Patent Security Agreement, dated June 30, 2022, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K on July 6, 2022).
10.15(f)	Letter Agreement, dated January 12, 2023, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K on January 13, 2023).
14*	Company’s Code of Business Conduct
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with the Registration Statement on Form S-1 (333-268038) filed on October 28, 2022)
23.1*	Consent of Mayer Hoffman McCann P.C.
31.1*++	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*++	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
(104)	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain schedules (or similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or 601(b)(2), as applicable. The registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.
+	Denotes compensatory plans or arrangements or management contracts.
++	This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Ensysce for purposes of Section 18 or any other provisions of the Exchange Act.

Item 16. Form 10-K Summary.

Not applicable.

90

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, State of California, on March 30, 2023.

ENSYSCE BIOSCIENCES, INC.

By:	/s/ Dr. Lynn Kirkpatrick
Name:	Dr. Lynn Kirkpatrick
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2023.

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

91