Form 10-Q
period 2023-06-30
Ensysce Biosciences, Inc.
filed 2023-08-11
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 9, 2023, the registrant had 2,863,690 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	our ability to continue as a going concern for the next twelve months;

●	the risk that our lead product candidate PF614 and PF614-MPAR may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Quarterly Report on Form 10-Q;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

i

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for our investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or establish and maintain effective internal controls over financial reporting;

●	the risk that our common stock will be delisted from Nasdaq;

●	other factors disclosed in this Quarterly Report on Form 10-Q; and

●	other factors beyond our control.

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

ii

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.48 million, sold in two closings on June 30, 2022 and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 February Offering	The Company’s February 2023 registered direct offering of common stock and private placement warrants for aggregate consideration of $3.0 million
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre- funded warrants in lieu thereof) for aggregate consideration of $7.0 million
ADFs	Abuse deterrent formulations
Aggregate Limit	Up to $60 million of gross proceeds with respect to the GEM Agreement
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
AUC	Area under the concentration time curve
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CARA	Comprehensive Addiction and Recovery Act
CDC	Center for Disease Control
CDER	Center for Drug Evaluation and Research
cGMP	Current Good Manufacturing Practice
Cmax	Maximum plasma concentration
CMC	Chemistry, manufacturing, and controls
CMOs	Contract manufacturing organizations
CNS	Central nervous system
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
CSA	Controlled Substances Act
CSOS	Controlled Substance Ordering System
DEA	United States Drug Enforcement Agency
Draw Down Limit	400% of the average daily trading volume for the 30 trading days immediately preceding the date the Company delivers the draw down notice with respect to the GEM Agreement
DSCSA	Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company

iii

EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
EMA	European Medicines Agency
Ensysce	Ensysce Biosciences Inc.
EPO	European Patent Office
ETASU	Elements to assure a products safe use
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
FDC Act	Federal Food, Drug and Cosmetic Act, as amended
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GEM Warrants	4,608 shares of common stock that may be issued upon the exercise of warrants issued to GYBL under the terms of the GEM Agreement at an exercise price of $8.58 per share
GMP	Good Manufacturing Practices
GYBL	GEM Yield Bahamas Limited
Hatch-Waxman Act or Hatch-Waxman Amendments	Drug Price Competition and Patent Term Restoration Act of 1984
HHS	United States Department of Health and Human Services
IMPDs	Investigational Medicinal Product Dossiers
IND	Investigational New Drug
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 29,303 shares of our common stock at a weighted average exercise price of $2,734.41 per share
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application

iv

NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
NME	New molecular entity
Orange Book	FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
PCT	Patent Cooperation Treaty
PDMA	U.S. Prescription Drug Marketing Act
PK	Pharmacokinetics
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 4,512 shares of our common stock at an exercise price of $187.20 per share and (ii) 2022 are exercisable for an aggregate of 38,894 shares of our common stock at an exercise price of $24.07 per share
PTA	Patent Term Adjustment
PTE	Patent Term Extension
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 41,666 shares of our common stock at an exercise price of $2,760.00 per share
R&D	Research and Development
REMS	Risk evaluation and mitigation strategy
Resale Registration Statement	Ensysce’s Resale Registration Statement filed on August 9, 2021
SARS-CoV-2	Severe acute respiratory syndrome coronavirus 2
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021 or June 30, 2022, as the context dictates, by and between Ensysce and the institutional investors party thereto
Signature	Signature Therapeutics Inc.
SPA	A Securities Purchase Agreement, dated as of September 24, 2021 or June 30, 2022, as the context dictates, by and between Ensysce and the institutional investors party thereto
SUPPORT Act	Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act
TAAP	Trypsin Activated Abuse Protection
TEAEs	Treatment-emergent adverse events
USPTO	United States Patent and Trademark Office

v

vi

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,829,482	$3,147,702
Unbilled receivable	107,578	276,821
Right-of-use asset	10,866	27,165
Prepaid expenses and other current assets	1,907,147	1,847,481
Total current assets	5,855,073	5,299,169
Other assets	502,550	585,883
Total assets	$6,357,623	$5,885,052
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,274,629	$2,943,791
Accrued expenses and other liabilities	785,827	2,226,494
Lease liability	10,926	27,315
Notes payable and accrued interest	445,738	4,266,610
Total current liabilities	2,517,120	9,464,210
Long-term liabilities:
Notes payable, net of current portion	-	140,148
Liability classified warrants	47,696	310,346
Total long-term liabilities	47,696	450,494
Total liabilities	$2,564,816	$9,914,704
Commitments and contingencies (Note 6)
Stockholders’ equity deficit
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2023 and December 31, 2022; 2,669,873 and 534,571 shares issued at June 30, 2023 and December 31, 2022, respectively; 2,669,792 and 534,490 shares outstanding at June 30, 2023 and December 31, 2022, respectively	267	53
Additional paid-in capital	119,481,957	107,216,566
Accumulated deficit	(115,363,208)	(110,931,063)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	4,119,016	(3,714,444)
Noncontrolling interests in stockholders’ equity (deficit)	(326,209)	(315,208)
Total stockholders’ equity (deficit)	3,792,807	(4,029,652)
Total liabilities and stockholders’ equity (deficit)	$6,357,623	$5,885,052

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Federal grants	$490,472	$207,471	$1,280,107	$810,569
Operating expenses:
Research and development	1,643,726	5,311,298	3,439,742	8,451,394
General and administrative	1,140,700	1,951,356	2,695,553	4,217,161
Total operating expenses	2,784,426	7,262,654	6,135,295	12,668,555

Loss from operations	(2,293,954)	(7,055,183)	(4,855,188)	(11,857,986)

Other income (expense):
Change in fair value of convertible notes	-	(88,763)	146,479	2,678,415
Change in fair value of liability classified warrants	43,622	148,393	262,650	2,942,791
Loss on debt conversions	-	(892,636)	-	(2,595,278)
Interest expense, net	-	(37,781)	(1,497)	(52,802)
Other income, net	11,030	2,850	16,448	10,816
Total other income (expense), net	54,652	(867,937)	424,080	2,983,942

Net loss	$(2,239,302)	$(7,923,120)	$(4,431,108)	$(8,874,044)
Net loss attributable to noncontrolling interests	(7,060)	(26,309)	(11,001)	(26,127)
Deemed dividend related to warrants down round provision	3,729	102,479	12,038	818,059
Net loss attributable to common stockholders	$(2,235,971)	$(7,999,290)	$(4,432,145)	$(9,665,976)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.98)	$(56.49)	$(2.66)	$(75.67)
Weighted average common shares outstanding, basic and diluted	2,274,113	141,615	1,667,527	127,732

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total

Balance on March 31, 2022	124,784	$12	$88,903,147	$(87,512,253)	$(279,633)	$1,111,273
Conversion of convertible notes	22,837	2	5,718,687	-	-	5,718,689
Stock-based compensation	-	-	295,580	-	-	295,580
Settlement of restricted stock units	416	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	102,479	(102,479)	-	-
Net loss				(7,896,811)	(26,309)	(7,923,120)
Balance on June 30, 2022	148,037	$14	$95,019,893	$(95,511,543)	$(305,942)	$(797,578)

Balance on March 31, 2023	1,284,583	$128	$113,293,834	$(113,127,237)	$(319,149)	$(152,424)
Settlement of restricted stock units	312	-	-	-	-	-
Public offering, net	1,084,000	109	6,360,843	-	-	6,360,952
Transaction costs associated with public offering	-	-	(253,836)	-	-	(253,836)
Issuance of common stock upon exercise of warrants	300,897	30	(30)
Stock-based compensation	-	-	77,417	-	-	77,417
Deemed dividend related to warrants down round provision	-	-	3,729	(3,729)	-	-
Net loss	-	-		(2,232,242)	(7,060)	(2,239,302)
Balance on June 30, 2023	2,669,792	$267	$119,481,957	$(115,363,208)	$(326,209)	$3,792,807

Balance on December 31, 2021	102,678	$10	$77,967,314	$(85,845,567)	$(279,815)	$(8,158,058)
Consultant Compensation	208	-	54,250	-	-	54,250
Conversion of convertible notes	42,455	4	13,794,028	-	-	13,794,032
Settlement of restricted stock units	2,696	-	-	-	-	-
Stock-based compensation	-	-	2,386,242	-	-	2,386,242
Deemed dividend related to warrants down round provision	-	-	818,059	(818,059)	-	-
Net loss	-	-	-	(8,847,917)	(26,127)	(8,874,044)
Balance on June 30, 2022	148,037	$14	$95,019,893	$(95,511,543)	$(305,942)	$(797,578)

Balance on December 31, 2022	534,490	$53	$107,216,566	$(110,931,063)	$(315,208)	$(4,029,652)
Settlement of restricted stock units	624	-	-	-	-	-
Settlement of commitment fee	44,444	4	399,996	-	-	400,000
Conversion of convertible notes	408,580	41	3,056,851	-	-	3,056,892
Public offerings, net	1,381,619	139	9,049,865	-	-	9,050,004
Transaction costs associated with public offerings	-	-	(447,879)	-	-	(447,879)
Issuance of common stock upon exercise of warrants	300,897	30	(30)	-	-	-
Stock-based compensation	-	-	194,550		-	194,550
Reverse split fractional shares	(862)	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	12,038	(12,038)	-	-
Net loss	-	-	-	(4,420,107)	(11,001)	(4,431,108)
Balance on June 30, 2023	2,669,792	$267	$119,481,957	$(115,363,208)	$(326,209)	$3,792,807

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,431,108)	$(8,874,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of asset	-	(4,500)
Accrued interest	1,497	28,677
Change in fair value of convertible notes	(146,479)	(2,678,415)
Change in fair value of liability classified warrants	(262,650)	(2,942,791)
Loss on debt conversions	-	2,595,278
Stock-based compensation	194,550	698,013
Lease cost	(90)	(91)
Changes in operating assets and liabilities:
Unbilled receivable	169,243	165,090
Prepaid expenses and other assets	469,404	(158,499)
Accounts payable	(1,669,162)	2,746,933
Accrued expenses and other liabilities	(1,040,666)	546,841
Net cash used in operating activities	(6,715,461)	(7,877,508)
Cash flows from investing activities:
Proceeds from sale of assets	-	4,500
Net cash provided by investing activities	-	4,500
Cash flows from financing activities:
Proceeds from public offerings, net of placement fees and costs	9,050,004	-
Transaction costs associated with public offerings	(447,879)	-
Repayment of convertible notes	(1,000,208)	(265,812)
Repayment of financed insurance premiums	(204,676)	(391,270)
Net cash provided by (used in) financing activities	7,397,241	(657,082)
Increase (decrease) in cash and cash equivalents	681,780	(8,530,090)
Cash and cash equivalents beginning of period	3,147,702	12,264,736
Cash and cash equivalents end of period	$3,829,482	$3,734,646

Supplemental cash flow information:
Income tax payments	$-	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Deferred transaction costs for convertible notes	$-	$82,819
Stock-based compensation	$-	$1,742,479
Conversions of convertible notes into common stock	$3,056,892	$11,198,754
Financed insurance premiums	$445,737	$-
Settlement of commitment fee in shares	$400,000	$-
Deemed dividend related to warrants down round provision	$12,038	$818,059

The accompanying notes are an integral part of these consolidated financial statements.

ENSYSCE BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its 79.2%-owned subsidiary, EBIR, Inc. (“EBIR”, formerly known as Covistat, Inc.) and its wholly-owned subsidiaries EBI Operating, Inc. and EBI OpCo, Inc. (collectively, the “Company”), is a clinical-stage biotech company using its proprietary technology platforms to develop safer prescription drugs. The primary focus of the Company is its program developing abuse and overdose resistant pain technology with a clinical stage program being the abuse resistant, TAAP (Trypsin Activated Abuse Protection) opioid product candidate, PF614. In addition, the Company is developing its MPAR® (Multi-Pill Abuse Resistance) technology for overdose protection which will be applied to the PF614 program. The Company is also applying its TAAP and MPAR® technology to a methadone prodrug for use in the treatment of Opioid Use Disorder.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these unaudited consolidated financial statements. Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2022, which may be found in the Company’s Form 10-K filed with the SEC on March 30, 2023.

Reverse stock split

In March 2023, the Company completed a 1-for-12 reverse split of its outstanding common stock. All references in these unaudited consolidated financial statements to shares and per share amounts in all periods have been retroactively restated to reflect the split. The number of authorized shares and the par value of the shares did not change as a result of the reverse stock split.

Going concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has not generated any product revenue and had an accumulated deficit of $115.4 million at June 30, 2023. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company executed the GEM Agreement. Under the agreement, the investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company controls the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. On June 30, 2021, the Company consummated the Business Combination, resulting in the Company’s shares becoming publicly listed on Nasdaq on July 2, 2021. Concurrent with the public listing of the Company’s shares, the Company issued to the investor 4,608 warrants with a five-year term to purchase common stock of Ensysce at an exercise price of $2,402.40 per share (Note 8). The Company was required to pay a commitment fee to the investor of $1.2 million with $0.8 million due on the first anniversary of the public listing date and $0.4 million due on the 18-month anniversary of the public listing date. The first $0.8 million of the commitment fee was paid in July 2022 in common stock of the Company and the remaining $0.4 million was paid in January 2023 in common stock of the Company. Usage of the GEM facility is limited by other agreements of the Company. The Company has not raised any capital to date pursuant to the GEM facility and may not raise any capital pursuant to it prior to its expiration.

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

These unaudited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Property and equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. Property and equipment are fully depreciated as such there is no depreciation recognized in the periods presented. Depreciation expense is classified in general and administrative expense in the accompanying consolidated statements of operations. There was no depreciation expense recognized during the three and six month periods ended June 30, 2023.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable, to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period. As of June 30, 2023 and December 31, 2022, the Company did not have any bifurcated embedded derivatives in the Company’s consolidated balance sheets.

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

As of June 30, 2023 and December 31, 2022, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

2021 Notes

In 2021, the Company issued convertible notes and elected the fair value option to account for the convertible notes as it believes the fair value option provides users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option and redemption feature. The fair value estimate of the 2021 Notes was based on a discounted cash flow model and a Monte Carlo simulation, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion used in the Monte Carlo simulation. Changes in the fair value of the notes are recognized in other income (expense) for each reporting period. Refer to Note 7 for details of the terms and conditions of the 2021 Notes.

2022 Notes

In July 2022 the Company issued convertible notes accounted for under ASC 480 – Distinguishing Liabilities from Equity, due to share settlement features contained within the notes. As a result, the 2022 Notes are recorded as liabilities at fair value at the balance sheet date with changes in the fair value of the notes recognized in other income (expense) for each reporting period. The fair value estimate of the 2022 Notes was based on a discounted cash flow model and a Monte Carlo simulation, which represent Level 3 measurements. Significant assumptions include the discount rate used in the discounted cash flow model and the expected premium for conversion used in the Monte Carlo simulation. Refer to Note 7 for details of the terms and conditions of the 2022 Notes.

Warrants

The Company issued liability-classified warrants in connection with the issuance of the 2021 and 2022 Notes. The warrants were liability-classified due to certain cash settlement features and are included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants at each balance sheet date. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8 for details of the warrants.

The following tables present liabilities measured and recorded at fair value on the Company’s consolidated balance sheets as of June 30, 2023, and December 31, 2022.

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$47,696	$-	$-	$47,696
Total	$47,696	$-	$-	$47,696

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$4,203,579	$-	$-	$4,203,579
Liability classified warrants	310,346	-	-	310,346
Total	$4,513,925	$-	$-	$4,513,925

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities for the six months ended June 30, 2023:

	Total	Convertible note	Liability classified warrants
Fair value, December 31, 2022	$4,513,925	$4,203,579	$310,346
Conversions	(3,056,892)	(3,056,892)	-
Cash payments	(415,351)	(415,351)	-
Cash true-up liability	(584,857)	(584,857)	-
Change in fair value	(409,129)	(146,479)	(262,650)
Fair value, June 30, 2023	$47,696	$-	$47,696

Federal Grants

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse (“NIDA”) awarded the Company a research and development grant related to the development of its MPAR® overdose prevention technology (the “MPAR Grant”). The total approved budget for the initial two-year period was approximately $5.4 million ($3.2 million and $2.2 million in years 1 and 2, respectively) of which the Company must contribute $1.1 million in the first year of the grant. In August 2019, the grant was amended such that the approved budget for the two-year period decreased to approximately $5.1 million ($2.1 million and $3.0 million in years 1 and 2, respectively). In June 2021, the Company received a Notice of Award for an additional $2.8 million of funding in year 3 under the MPAR Grant beginning July 1, 2021. In June 2022, the Company received a Notice of Award for an additional $2.8 million of funding in year 4 under the MPAR Grant from July 1, 2022 through June 30, 2023. This brings total funding under this grant to approximately $10.7 million.

In September 2019, the NIH/NIDA awarded the Company a second research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder (the “OUD Grant”). The total approved budget was approximately $5.4 million, and the current grant period ends in August of 2024.

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

The revenue recognized under the MPAR Grant and OUD Grant:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
MPAR	$437,263	$-	$918,542	$504,471
TAAP/OUD	53,209	207,471	361,565	306,098
Total	$490,472	$207,471	$1,280,107	$810,569

Amounts requested or eligible to be requested through the NIH payment management system, but for which cash has not been received, are presented as an unbilled receivable on the Company’s consolidated balance sheets. As all amounts are expected to be remitted in a timely manner, no valuation allowances are recorded.

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

Net loss per share

The basic net loss per share is calculated by dividing the Company’s net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic shares outstanding include the weighted average effect of the Company’s outstanding pre-funded warrants, the exercise of which requires little or no consideration for the delivery of shares of common stock. The diluted net loss per share is calculated by dividing the Company’s net loss attributable to common stockholders by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method and the average stock price during the period.

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	26,354	28,688	26,354	26,421
RSUs	377	3,863	377	2,837
Warrants	3,017,026	87,878	1,938,542	87,878
Convertible notes	-	14,193	-	14,193
Total	3,043,757	134,622	1,965,273	131,329

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2023	December 31, 2022
Prepaid research and development	$1,176,874	$1,300,473
Prepaid insurance	678,285	445,583
Other prepaid expenses	51,988	101,425
Total prepaid expenses and other current assets	$1,907,147	$1,847,481

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

	June 30, 2023	December 31, 2022
Accrued research and development	$568,452	$1,332,713
Share subscription facility commitment fees	-	400,000
Professional fees	83,586	421,530
Other accrued liabilities	133,789	72,251
Total accrued expenses and other liabilities	$785,827	$2,226,494

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2023, the Company’s commitments included an estimated $18.5 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of June 30, 2023 and December 31, 2022, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2023 with no option to renew. As of June 30, 2023, the future lease payments totaled $10,926. The Company recognized total rent expense of $8,375 and $16,749 in the three and six months ended June 30, 2023 and $7,834 and $15,667 in the three and six months ended June 30, 2022.

NOTE 7 – NOTES PAYABLE

The Company’s outstanding notes payable balance was $445,738 as of June 30, 2023 consisting solely of the principal balance on the Company’s financing of their current Directors’ and Officers’ insurance premiums.

The following table provides a summary of the Company’s outstanding debt as of December 31, 2022:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2022 Notes	$3,905,264	$10,544	$287,771	$4,203,579
Financed insurance	195,273	7,906	-	203,179
Total	$4,100,537	$18,450	$287,771	$4,406,758

Interest expense

The interest expense recognized for financed insurance was $0 and $1,497 for the three and six month periods ended June 30, 2023 and $0 and $2,004 for the three and six month periods ended June 30, 2022.

2021 Notes

On September 24, 2021, the Company entered into an agreement with institutional investors to issue the 2021 Notes. The agreement provides for two closings: the first closing for $5.3 million (resulting in net proceeds of $4.6 million) which closed on September 24, 2021. The second closing for $10.6 million (resulting in net proceeds of $9.4 million) which closed on November 5, 2021.

The 2021 Notes included a stated rate of interest of 5% per annum, in addition to an original issue discount of 6%. The interest could be settled in cash or shares at the option of the Company and was payable together with monthly redemptions of the outstanding principal amount of the debt.

The Company elected to apply the fair value option to the measurement of the 2021 Notes. The total initial fair value of the debt at issuance was $15.9 million. The Company recorded total issuance costs of $1.9 million representing investment banking and legal fees of $1.0 million and original issue discounts of $0.9 million. The fair value measurement includes the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium) and thus the related interest expense is not presented as a separate amount on the consolidated statements of operations.

The 2021 Notes were settled on October 11, 2022 and were not outstanding during the quarter ended June 30, 2023.

2022 Notes

On June 30, 2022, the Company entered into an $8.0 million convertible financing agreement with institutional investors. The agreement provided for two closings, each for notes payable of $4.24 million (resulting in gross cash proceeds of $4.0 million per closing). Funds were received for the first closing on July 1, 2022 and for the second closing on August 9, 2022.

On the issuance date, the Company assessed the probability of the potential settlement scenarios under the terms of the 2022 Notes and determined that the predominant settlement feature of the 2022 Notes was the redemption feature into shares of the Company’s common stock issuable at the lower of the conversion price or 92% of the average of the three lowest VWAPs in the 10 trading days immediately preceding the redemption date. As the predominant settlement feature of the 2022 Notes is to settle a fixed monetary amount into a variable number of shares, the 2022 Notes fell within the scope of ASC 480. Accordingly, the Company determined that the 2022 Notes should be recorded at fair value on its issuance date and remeasured as of each reporting date with the change in fair value recorded as a component of other income (expense) in the Company’s consolidated statements of operations.

The Company initially recorded the 2022 Notes at a fair value of $12.09 million which included a loss upon issuance of $3.6 million due to the current share price at issuance exceeding the conversion price. Additionally, the Company recorded issuance costs of $1.1 million representing a 6% original issue discount of $0.5 million and $0.6 million of legal and investment banking fees, which were immediately expensed.

In connection with each of the first and second closings of the 2022 Notes, the Company also issued warrants to purchase 38,894 shares of the Company’s common stock. The warrants had an original exercise price of $170.04 and are exercisable for five years following issuance of the 2022 Notes. The issuance of these warrants required the Company to reduce the conversion price of the 2021 Notes and the exercise price of the outstanding warrants associated with the 2021 Notes to $187.20. In connection with 2023 May Offering, and in exchange for $0.125 per outstanding warrant, the exercise prices of the 2022 Notes warrants and 2021 Notes warrants were reduced to $3.64 per share.

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

In January 2023, the Company entered into a letter agreement to reduce the conversion price for the remaining balance of the Company’s outstanding 2022 Notes from $24.07 to $9.01 for the period from January 12, 2023 until May 12, 2023. Cash true-up payments totaling $0.6 million for conversions below the adjusted price were due to be paid within 120 days from January 12, 2023 in accordance with the Letter Agreement. On May 12, 2023, the Company paid $0.6 million of cash true-up payments to the holders of the 2022 Notes.

Financed insurance premiums

In June 2023, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.4 million. Monthly payments commence in July 2023 and are scheduled through March 2024. During the year ended December 31, 2022, the Company financed its directors’ and officers’ liability insurance in the amount of $0.4 million and the liability was paid in full by March 31, 2023. The Company paid a total of $9,402 in interest from inception through March 2023 when the note was paid in full. The Company expensed $1,497 of interest for the six months ended June 30, 2023. The Company incurred no interest expense during the three months ended June 30, 2023.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. In September 2022, the Company amended and restated its Certificate of Incorporation to authorize shares up to a total of 250,000,000 shares of common stock. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

2023 February Offering

On February 2, 2023, the Company agreed to issue and sell in a registered direct offering an aggregate of 297,619 shares of common stock of the Company, par value $0.0001 per share, at an offering price of $10.08 per share, for gross proceeds of approximately $3.0 million before the deduction of placement agent fees and related costs of $0.3 million. The closing occurred on February 6, 2023. The warrants issued in connection with the 2023 February Offering are described further below.

2023 May Offering

On May 12, 2023, the Company completed a public offering of an aggregate of 1,800,876 shares of its common stock at par value $0.0001 per share (including pre-funded warrants in lieu thereof) at a combined offering price of $3.887 per share, gross proceeds from this offering were approximately $7.0 million before the deduction of placement agent fees and related costs of $0.7 million. The warrants issued in connection with the 2023 May Offering are described further below.

In connection with the offering, the Company also agreed to amend certain existing warrants to purchase up to an aggregate of 210,085 shares of the Company’s common stock that were previously issued in September 2021 through December 2022 to purchasers in the offering at exercise prices ranging from $16.80 to $187.20 per share, such that effective upon the closing of the offering, the amended warrants had a reduced exercise price of $3.64 per share at an additional offering price of $0.125 per amended warrant.

Warrants

On June 30, 2023, outstanding warrants to purchase shares of common stock are as follows:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	70,969	$2,400.00 - 2,760.00	LACQ warrants	Equity
(b)	4,608	$3.64	Share subscription facility	Equity
(c)	4,512	$3.64	2021 Notes	Liability
(d)	38,894	$3.64	2022 Notes	Liability
(e)	549,987	$3.64 - 16.80	Public offering	Equity
(f)	318,451	$8.58 – 12.60	Public offering	Equity
(g)	3,727,813	$3.64 - 4.86	Public offering	Equity
(h)	415,974	$0.0001	Public offering	Equity
	5,131,208

a)

On June 30, 2021, as a result of the Business Combination, the Company assumed a total of 78,751 warrants previously issued by LACQ (subsequently in December 2022, 7,782 warrants were cancelled). The warrants provide holders the right to purchase common stock at a strike price between $2,400.00 and $2,760.00 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 41,666 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 29,303 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the price of 2,083 warrants issued on June 30, 2021 from $2,760.00 to $2,400.00.

b)	On July 2, 2021, upon public listing of the Company’s shares, the Company issued 4,608 three-year warrants to purchase common stock pursuant to the share subscription facility. The grant date fair value of the warrants, based on the $3,477.60 stock price on the date of issuance, was $11.6 million, and was recognized in general and administrative expense due to the uncertainty of future issuance of shares under the share subscription facility.

The warrants have been subject to multiple exercise price reductions as required by a down round adjustment feature of the warrant, due to common stock issued at a price below the then current exercise price. The adjustments have progressed from the original exercise price of $2,402.40 per share to the current exercise price at June 30, 2023 of $3.64 per share. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a Black-Scholes model) is reflected on the consolidated statement of operations as a deemed dividend.

c)	On September 24, 2021 and November 5, 2021, the Company issued 1,504 and 3,008 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $1,831.20 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the exercise price) and expire on September 23, 2026. As a result of the issuance of the 2022 Notes in July 2022, the exercise price of these warrants was adjusted down to $187.20. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

d)	On July 1, 2022 and August 9, 2022, the Company issued 19,447 warrants each in connection with the issuance of the 2022 Notes. The warrants were immediately exercisable with an exercise price of $170.04 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on June 29, 2027 and August 8, 2027, respectively. As a result of the issuance of shares and warrants in connection with the December public offering, the exercise price of these warrants was adjusted down to $24.07. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

e)	On December 9, 2022, the Company issued 549,987 equity classified warrants in connection with a public offering. The warrants were immediately exercisable with an exercise price of $16.80 and expire on December 9, 2027. On May 12, 2023, in exchange for $0.125 per applicable warrant, the Company amended 166,667 of these warrants to reduce their exercise price to $3.64.

f)

On February 6, 2023, the Company issued 318,451 equity classified warrants in connection with a public offering. The warrants were immediately exercisable with an exercise price of $8.58 - $12.60 and expire on February 2, 2028, and August 7, 2028.

(g)

On May 12, 2023, the Company issued 3,727,813 equity classified warrants (series A-1, A-2 and placement agent warrants) in connection with a public offering. The warrants were immediately exercisable with an exercise price of $3.64 - $4.86 and expire on November 12, 2024, May 10, 2028, and May 12, 2028.

(h)	On May 12, 2023 the Company also issued 1,451,876 pre-funded warrants in connection with a public offering, 885,000 pre-funded warrants were exercised in connection with the closing of the public offering, 300,902 were exercised between the closing date and June 30, 2023. As of June 30, 2023, 415,974 pre-funded warrants remain outstanding. The pre-funded warrants are immediately exercisable with an exercise price of $0.0001.

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	Stock price	Exercise price	Expected term (years)	Volatility	Risk free rate
(a) LACQ warrants (grant date varies)	$3,477.60	$2,400.00 - 2,760.00	3.00	110.0%	0.5%
(b) Share subscription facility (grant date 7/2/21)	$3,477.60	$2,402.40	3.00	110.0%	0.5%
(b) Share subscription facility (remeasurement date varies)	$3.53- 116.64	$3.64 - 201.60	1.15 - 1.47	91.25% - 96.0%	3.9%-4.12%
(c) Liability classified warrants (grant date 9/24/21)	$1,077.60	$1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (grant date 11/5/21)	$540.00	$1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (remeasured at 6/30/23)	$1.80	$3.64	3.25-3.35	96.9%-98.5%	4.5%
(d) Liability classified warrants (grant date 7/1/22)	$136.80	$170.04	5.00	98.9%	2.9%
(d) Liability classified warrants (grant date 8/9/22)	$127.20	$170.04	5.00	102.8%	3.0%
(d) Liability classified warrants (remeasured at 6/30/23)	$1.80	$3.64	4.00-4.11	103.5-104.4%	4.1%

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

In January 2022, the 2021 Omnibus Plan was amended and restated to include an additional 12,500 shares available for future grant and to provide for future annual increases. In February 2023, the Company’s Board of Directors approved an annual increase of 26,725 shares available for future grant.

The Company recognized within general and administrative expense stock-based compensation expense of $60,394 and $156,663 for the three and six months ended June 30, 2023 and $228,823 and $602,767 for the three and six months ended June 30, 2022. The Company recognized stock-based compensation expense within research and development of $17,023 and $37,887 for the three and six months ended June 30, 2023 and $66,756 and $95,246 for the three and six months ended June 30, 2022.

Option Activity

There were no stock options granted during the six months ended June 30, 2023. During the six months ended June 30, 2022, the Company granted stock options to purchase an aggregate of 9,545 shares of common stock to employees, consultants, and members of the board of directors. The options vest over periods between zero and four years and have an exercise price of between $103.20 and $1,507.20 per share.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2023:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2022	26,334	$707.63	6.53	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at June 30, 2023	26,334	$707.63	4.93	-
Exercisable at June 30, 2023	24,282	724.56	-	-
Vested and expected to vest	26,334	$707.63	4.93	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in 2023):

Six Months Ended June 30, 2022
Exercise price	$103.20 - 1,507.20
Expected stock price volatility	76.61 - 95.87%
Expected term (years)	5.19 - 10.00
Risk-free interest rate	1.52% - 3.14%
Expected dividend yield	0.00%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of publicly traded companies within the Company’s industry that the Company considers to be comparable to the Company’s business over a period approximately equal to the expected term.
●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.
●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.
●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 was $0.96.

As of June 30, 2023, the Company had an aggregate of $219,428 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.42 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity during the six months ended June 30, 2023:

	Restricted Stock Units	Weighted average fair value
Outstanding at December 31, 2022	1,003	$120.02
Released	(624)	101.40
Cancelled	(2)	-
Outstanding at June 30, 2023	377	$149.43

There were no restricted stock units granted or forfeited during the six months ended June 30, 2023. The remaining awards outstanding are subject to time-based vesting conditions and are scheduled to vest by December 2023. The estimated fair value of each of the restricted stock units was determined on the date of grant based on the closing price of the Company’s common stock on the previous trading date.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

June 30, 2023
Awards outstanding under the 2021 Omnibus Incentive Plan	26,711
Awards available for future grant under 2021 Omnibus Incentive Plan	31,296
Warrants outstanding	5,131,208
Total shares of common stock reserved for future issuance	5,189,215

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited consolidated financial statements.

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

Overview

Ensysce is a clinical stage pharmaceutical company seeking to develop innovative solutions for severe pain relief while reducing the fear of and the potential for opioid misuse, abuse and overdose. Our lead product candidate, PF614, is an extended release TAAP prodrug of oxycodone. TAAP modification of prescription drugs removed the ability to crush, chew or manipulate and inject to achieve the effect of the medication more quickly than by swallowing. MPAR® adds a layer of overdose protection to each TAAP product.

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

Our lead product candidate, PF614, is in Phase 2 clinical development, PF614-MPAR is in Phase 1b clinical development and nafamostat is proceeding towards Phase 2 clinical development. Our other product candidates and our research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We have not yet successfully completed any pivotal clinical trials, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

We have incurred significant operating losses since inception and we expect to continue to incur net losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

●	continue preclinical studies and continues existing and initiates new clinical trials for PF614, PF614-MPAR and nafamostat, our lead product candidates being tested for chronic pain and infectious disease;

●	advance the development of our product candidate pipeline of other product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;

●	seek regulatory approval for any product candidates that successfully complete clinical trials;

●	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	expand our infrastructure and facilities to accommodate our growing employee base; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs and any future commercialization efforts.

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

We have generated limited revenues, have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is insufficient to fund operations through the end of the fourth quarter of 2023.

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

Convertible Promissory Notes

On September 24, 2021, we entered into the SPA for an aggregate financing of $15.0 million with institutional investors. A first closing under the SPA occurred on September 24, 2021 and a second closing under the SPA occurred on November 5, 2021. At the first closing, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million (collectively, the “First Closing Notes”) and (ii) warrants to purchase 1,507 shares of the Company’s common stock in the aggregate at a current exercise price of $3.64 per share. At the second closing, the Company issued to the institutional investors referenced above, (i) senior secured convertible promissory notes in the aggregate principal amount of $10.6 million (collectively, the “Second Closing Notes”, together with the First Closing Notes, the “2021 Notes”) for an aggregate purchase price of $10.0 million and (ii) warrants to purchase 3,005 shares of the Company’s common stock in the aggregate at a current exercise price of $3.64 per share. The 2021 Notes were satisfied on October 10, 2022.

On June 30, 2022, we entered into an $8.0 million convertible financing agreement with institutional investors (the “2022 Notes”). The agreement provided for two closings, each for notes payable of $4.24 million (resulting in gross cash proceeds of $4.0 million). Funds were received for the first closing on July 1, 2022 and for the second closing on August 9, 2022. The remaining amount of principal and interest on the 2022 Notes was repaid in the first quarter of 2023. We were obligated under the 2022 Notes to pay additional cash as true-up payments for interest or redemption amounts that we paid in shares of common stock that were valued below $24.07 or the lower conversion price of $9.01 in effect between January 12, 2023 and May 12, 2023. The true-up payments compensate the holder for the difference between the value of a share and the conversion price in effect at the time of redemption, multiplied by the number of shares paid. The true-up payments totaling $0.6 million were paid on May 12, 2023.

In connection with each of the first and second closings of the 2022 Notes we also issued warrants to purchase 38,894 shares of the Company’s common stock. The warrants have a current exercise price of $3.64 and are exercisable for five years following issuance of the 2022 Notes.

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

2023 February Offering

On February 2, 2023, we entered into a definitive Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell in a registered direct offering (the “Offering”), priced “at-the-market” under the rules of The Nasdaq Stock Market, an aggregate of 297,619 shares (the “Shares”) of common stock of the Company, par value $0.0001 per share (the “Common Stock”), at an offering price of $10.08 per share, for gross proceeds of approximately $3.0 million before the deduction of placement agent fees and related costs of $0.3 million. The closing of the Offering occurred on February 6, 2023. The Shares were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-269157), which was initially filed with the Securities and Exchange Commission (the “Commission”) on January 9, 2023 and was declared effective by the Commission on January 17, 2023 (the “Registration Statement”), and a related prospectus.

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

2023 May Offering

On May 12, 2023, the Company completed a public offering of an aggregate of 1,800,876 shares of its common stock at par value $0.0001 per share (including pre-funded warrants in lieu thereof), Series A-1 warrants to purchase up to 1,800,876 shares of common stock and Series A-2 warrants to purchase up to 1,800,876 shares of common stock, at a combined public offering price of $3.887 per share (or pre-funded warrant in lieu thereof) and accompanying warrants. The Series A-1 warrants have an exercise price of $3.64 per share, are exercisable immediately upon issuance and expire five years from the date of issuance, and the Series A-2 warrants have an exercise price of $3.64 per share, are exercisable immediately upon issuance and expire eighteen months from the date of issuance. A holder of a warrant issued in the offering will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the Beneficial Ownership Limitation, provided that in no event shall the Beneficial Ownership Limitation exceed 9.99%. Gross proceeds from this offering are approximately $7.0 million before the deduction of placement agent fees and related costs of $0.7 million.

H.C. Wainwright & Co. acted as the exclusive placement agent for the offering. The shares and related warrants were offered by the Company pursuant to a registration statement on Form S-1 (File No. 333-271480), which was initially filed with the Commission on April 28, 2023 and was declared effective by the Commission on May 9, 2023 (the “Registration Statement”), and a related prospectus. The Registration Statement also registered warrants issued to the placement agent to purchase 126,061 shares of Common Stock at a per share exercise price of $4.8588, which is 125% of the price of the Shares in the offering.

In connection with the offering, the Company also agreed to amend certain existing warrants to purchase up to an aggregate of 210,085 shares of the Company’s common stock that were previously issued in September 2021 through December 2022 to purchasers in the offering at exercise prices ranging from $16.80 to $187.20 per share, such that effective upon the closing of the offering the amended warrants will have a reduced exercise price of $3.64 per share, at an additional offering price of $0.125 per amended warrant.

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

We have received funding under federal grants from the NIH through NIDA. In September 2018, we were awarded a research and development grant related to the development of our MPAR® overdose prevention technology (the “MPAR Grant”). In September 2019, we were awarded a second research and development grant related to the development of our TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder (“OUD”) (the “OUD Grant”). Grant funds are awarded annually through a Notice of Award which contains certain terms and conditions including, but not limited to, complying with the grant program legislation, regulation and policy requirements, complying with conditions on expenditures of funds with respect to other applicable statutory requirements such as the federal appropriations acts, periodic reporting requirements, and budget requirements.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain elevated as we continue our existing, and commence additional, planned clinical trials for PF614, PF614-MPAR and nafamostat, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates, subject to our ability to obtain financing. We also expect our related personnel costs to increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, to remain elevated. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter license, acquisition and option agreements to acquire the rights to future product candidates.

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

Issuance costs for convertible notes

The issuance costs for convertible notes represent the original issue discount (expensed immediately due to the initial recognition at fair value of the 2022 Notes noted above), and legal and accounting fees incurred in connection with the issuance of the 2022 Notes.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
Federal grants	$490,472	$207,471	$283,001
Operating expenses:
Research and development	1,643,726	5,311,298	(3,667,572)
General and administrative	1,140,700	1,951,356	(810,656)
Total operating expenses	2,784,426	7,262,654	(4,478,228)
Loss from operations	(2,293,954)	(7,055,183)	4,761,229
Other income (expense):
Change in fair value of convertible notes	-	(88,763)	88,763
Change in fair value of liability classified warrants	43,622	148,393	(104,771)
Loss on debt conversions	-	(892,636)	892,636
Interest expense	-	(37,781)	37,781
Other income, net	11,030	2,850	8,180
Total other income (expenses), net	54,652	(867,937)	922,589
Net loss	(2,239,302)	(7,923,120)	5,683,818
Net loss attributable to noncontrolling interests	(7,060)	(26,309)	19,249
Deemed dividend related to warrants down round provision	3,729	102,479	(98,750)
Net loss attributable to common stockholders	$(2,235,971)	$(7,999,290)	$5,763,319

Federal grant funding

Funding from federal grants for the three months ended June 30, 2023 and 2022 totaled $0.5 million and $0.2 million, respectively. The difference is due to the timing of research activities eligible for funding. We expect funding from federal grants to fluctuate in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the three months ended June 30, 2023 and 2022 were $1.6 million and $5.3 million, respectively, representing a decrease of $3.7 million. The decrease was primarily the result of changes in timing of external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 and 2022 were $1.1 million and $1.9 million, respectively, representing a decrease of $0.8 million. The decrease was primarily a result of reduced stock-based compensation, reduced costs associated with liability insurance and no current employee bonus expenses in the 2023 period. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Changes in fair value of the 2022 Notes (outstanding in 2023) and the 2021 Notes (outstanding in 2022) are due to the significant fluctuations in the Company’s share price as well as the balance outstanding for the respective Notes for the relevant period. The change in fair value of liability classified warrants for the three months ended June 30, 2023 are primarily the result of the warrants outstanding for both the 2021 Notes and 2022 Notes compared to only changes related to the warrants associated with the 2021 Notes in the prior period, as well as fluctuations associated with the Company’s decreasing stock price. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2023 period associated with the 2021 Notes due to the settlement of the 2021 Notes during the previous year.

Comparison of the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30
	2023	2022	Change
Federal grants	$1,280,107	$810,569	$469,538
Operating expenses:
Research and development	3,439,742	8,451,394	(5,011,652)
General and administrative	2,695,553	4,217,161	(1,521,608)
Total operating expenses	6,135,295	12,668,555	(6,533,260)
Loss from operations	(4,855,188)	(11,857,986)	7,002,798
Other income (expense):
Change in fair value of convertible notes	146,479	2,678,415	(2,531,936)
Change in fair value of liability classified warrants	262,650	2,942,791	(2,680,141)
Loss on debt conversions	-	(2,595,278)	2,595,278
Interest expense	(1,497)	(52,802)	51,305
Other income, net	16,448	10,816	5,632
Total other income, net	424,080	2,983,942	(2,559,862)
Net loss	(4,431,108)	(8,874,044)	4,442,936
Net loss attributable to noncontrolling interests	(11,001)	(26,127)	15,126
Deemed dividend related to warrants down round provision	12,038	818,059	(806,021)
Net loss attributable to common stockholders	$(4,432,145)	$(9,665,976)	$5,233,831

Federal grant funding

Funding from federal grants for the six months ended June 30, 2023 and 2022 totaled $1.3 million and $0.8 million, respectively. The difference is due to the timing of research activities eligible for funding. We expect funding from federal grants to fluctuate in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the six months ended June 30, 2023 and 2022 were $3.4 million and $8.4 million, respectively, representing a decrease of $5.0 million. The decrease was primarily the result of changes in timing of external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 and 2022 were $2.7 million and $4.2 million, respectively, representing a decrease of $1.5 million. The decrease was primarily a result of reduced stock-based compensation, reduced liability insurance and no current employee bonus expenses in the 2023 period. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Changes in fair value of the 2022 Notes (outstanding in 2023) and the 2021 Notes (outstanding in 2022) are due to the significant fluctuations in the Company’s share price as well as the balance outstanding for the respective Notes for the relevant period. The change in fair value of liability classified warrants for the six months ended June 30, 2023 are primarily the result of the warrants outstanding for both the 2021 Notes and 2022 Notes compared to only changes related to the warrants associated with the 2021 Notes in the prior period, as well as fluctuations associated with the Company’s decreasing stock price. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2023 period associated with the 2022 Notes due to the accounting under ASC 480.

Liquidity and capital resources

Sources of liquidity and capital

As of June 30 2023, we had $3.8 million of cash and cash equivalents. On May 12, 2023, we completed a public offering with gross proceeds of $7.0 million, before deducting placement agent fees and related costs of $0.7 million, for the sale of an aggregate of 1.8 million shares of common stock (or pre-funded warrants in lieu thereof) at a combined offering price of $3.887 per share, including warrants to purchase up to 3.6 million shares at an exercise price of $3.64 per share. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

Remaining funding under two approved federal research grants totaled $3.2 million at June 30, 2023 and is expected to be utilized by August 2024. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

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

Additionally, we issued a warrant with a 36-month term at the closing of the Merger granting GEM Global the right to purchase 4,608 shares of our common stock (an amount equal to 4% of the total number of our common stock outstanding as of the closing date of the Merger (subject to adjustments described below), calculated on a fully diluted basis), at a strike price per share equal to $2,402.40, which was the closing bid price for such common stock on the first day of trading on Nasdaq. The exercise price was reduced to $3.64 per share as of June 30, 2023 because of a pricing adjustment per the GEM Agreement which is reflected on the consolidated statement of operations as a deemed dividend. The warrant can be exercised on a cashless basis in part or in whole at any time during the term. Any failure by us to timely transfer the shares under the warrant pursuant to GEM Global’s exercise will entitle GEM Global to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits, and issuances of additional common shares at a price per share less than the exercise price.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(6,715,461)	$(7,877,508)
Net cash provided by investing activities	-	4,500
Net cash provided by (used in) financing activities	7,397,241	(657,082)
Net increase (decrease) in cash and cash equivalents	$681,780	$(8,530,090)

Operating activities

During the six months ended June 30, 2023 and 2022, we used cash in operating activities of $6.7 million and $7.9 million, respectively. The decrease primarily resulted from the timing of vendor invoicing and payments.

Investing activities

During the six months ended June 30, 2023, there were no investing activities.

Financing activities

During the six months ended June 30, 2023, net cash provided by financing activities was $7.4 million, primarily consisting of proceeds from 2023 February and 2023 May offerings, net of transaction costs and the repayment of financed insurance premiums and cash payment of 2022 Notes. During the six months ended June 30, 2022, net cash used in financing activities was $0.7 million, primarily consisting of repayment of financed insurance premiums and cash redemption payment of convertible notes.

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

Going concern

We have generated limited revenues and have incurred significant operating losses since our inception. As of June 30, 2023, had an accumulated deficit of $115.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2023 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Material Weaknesses and Remediation Plan

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2022 and 2021, and our unaudited interim consolidated financial statements for the three and six months ended June 30, 2023 and 2022, we concluded that there were material weaknesses in our internal controls over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficient internal controls because of inadequate technical accounting expertise and inappropriate level of supervision and review due to the limited number of accounting personnel.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, we review the status of significant matters, if any exist, and assess potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation.

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

ENSYSCE BIOSCIENCES, INC.

Date: August 10, 2023	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

