Form 10-Q
period 2023-09-30
Ensysce Biosciences, Inc.
filed 2023-11-09
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the registrant had 3,146,076 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.48 million, sold in two closings on June 30, 2022 and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2022 December Offering	The Company’s December 2022 registered direct offering of common stock (including pre-funded warrants in lieu thereof). The Offering closed on December 9, 2022 for aggregate consideration of $4.1 million
2023 February Offering	The Company’s February 2023 registered direct offering of common stock and private placement warrants for aggregate consideration of $3.0 million
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre- funded warrants in lieu thereof) for aggregate consideration of $7.0 million
Aggregate Limit	Up to $60 million of gross proceeds with respect to the GEM Agreement
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
Draw Down Limit	400% of the average daily trading volume for the 30 trading days immediately preceding the date the Company delivers the draw down notice with respect to the GEM Agreement
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company

iii

EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
Ensysce	Ensysce Biosciences Inc. and its consolidated subsidiaries
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GEM Warrants	4,608 shares of common stock that may be issued upon the exercise of warrants issued to GYBL under the terms of the GEM Agreement at an exercise price of $3.64 per share
GYBL	GEM Yield Bahamas Limited
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 21,993 shares of our common stock at a weighted average exercise price of $2,725.90 per share
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC

iv

NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 4,512 shares of our common stock at an exercise price of $3.64 per share and (ii) 2022 are exercisable for an aggregate of 38,894 shares of our common stock at an exercise price of $3.64 per share
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 41,666 shares of our common stock at an exercise price of $2,760.00 per share
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022 or October 23, 2023, as the context dictates, by and between Ensysce and the institutional investors party thereto
Signature	Signature Therapeutics Inc.
SPA	A Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022 or October 23, 2023, as the context dictates, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

v

vi

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ENSYSCE BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,464,381	$3,147,702
Unbilled receivable	107,738	276,821
Right-of-use asset	2,717	27,165
Prepaid expenses and other current assets	1,182,967	1,847,481
Total current assets	2,757,803	5,299,169
Other assets	460,883	585,883
Total assets	$3,218,686	$5,885,052
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$916,416	$2,943,791
Accrued expenses and other liabilities	760,458	2,226,494
Lease liability	2,732	27,315
Notes payable and accrued interest	350,932	4,266,610
Total current liabilities	2,030,538	9,464,210
Long-term liabilities:
Notes payable, net of current portion	-	140,148
Liability classified warrants	30,473	310,346
Total long-term liabilities	30,473	450,494
Total liabilities	$2,061,011	$9,914,704
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at September 30, 2023 and December 31, 2022; 2,864,085 and 534,571 shares issued at September 30, 2023 and December 31, 2022, respectively; 2,864,004 and 534,490 shares outstanding at September 30, 2023 and December 31, 2022, respectively	287	53
Additional paid-in capital	119,537,611	107,216,566
Accumulated deficit	(118,052,779)	(110,931,063)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	1,485,119	(3,714,444)
Noncontrolling interests in stockholders’ equity (deficit)	(327,444)	(315,208)
Total stockholders’ equity (deficit)	1,157,675	(4,029,652)
Total liabilities and stockholders’ equity (deficit)	$3,218,686	$5,885,052

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Federal grants	$435,380	$279,351	$1,715,488	$1,089,920
Operating expenses:
Research and development	1,914,970	4,756,096	5,354,713	13,393,948
General and administrative	1,227,724	1,686,580	3,923,277	5,717,281
Total operating expenses	3,142,694	6,442,676	9,277,990	19,111,229

Loss from operations	(2,707,314)	(6,163,325)	(7,562,502)	(18,021,309)

Other income (expense):
Issuance costs for convertible notes	-	(1,118,721)	-	(1,118,721)
Loss on issuance of convertible notes	-	(3,609,944)	-	(3,609,944)
Change in fair value of convertible notes	-	3,491,513	146,479	6,169,929
Issuance of liability classified warrants	-	(3,737,371)	-	(3,737,371)
Change in fair value of liability classified warrants	17,223	2,683,340	279,873	5,626,130
Loss on debt conversions	-	(1,404,877)	-	(4,000,155)
Interest expense, net	(7,649)	(4,859)	(9,146)	(57,662)
Other income, net	6,934	8,679	23,382	19,494
Total other income (expense), net	16,508	(3,692,240)	440,588	(708,300)

Net loss	$(2,690,806)	$(9,855,565)	$(7,121,914)	$(18,729,609)
Net loss attributable to noncontrolling interests	(1,235)	(21,492)	(12,236)	(47,619)
Deemed dividend related to warrants down round provision	-	63,539	12,038	881,598
Net loss attributable to common stockholders	$(2,689,571)	$(9,897,612)	$(7,121,716)	$(19,563,588)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.87)	$(61.58)	$(3.32)	$(140.90)
Weighted average common shares outstanding, basic and diluted	3,085,873	160,719	2,145,505	138,849

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total

Balance on June 30, 2022	148,037	$14	$95,019,893	$(95,511,543)	$(305,942)	$(797,578)
Conversion of convertible notes	35,700	4	4,074,059	-	-	4,074,063
Stock-based compensation	-	-	157,148	-	-	157,148
Settlement of restricted stock units	208	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	63,539	(63,539)	-	-
Net loss	-	-	-	(9,834,073)	(21,492)	(9,855,565)
Balance on September 30, 2022	183,945	$18	$99,314,639	$(105,409,155)	$(327,434)	$(6,421,932)

Balance on June 30, 2023	2,669,792	$267	$119,481,957	$(115,363,208)	$(326,209)	$3,792,807
Settlement of restricted stock units	314	-	-	-	-	-
Issuance of common stock upon exercise of warrants	193,898	20	(20)	-	-	-
Stock-based compensation	-	-	55,674	-	-	55,674
Net loss	-	-	-	(2,689,571)	(1,235)	(2,690,806)
Balance on September 30, 2023	2,864,004	$287	$119,537,611	$(118,052,779)	$(327,444)	$1,157,675

Balance on December 31, 2021	102,678	$10	$77,967,314	$(85,845,567)	$(279,815)	$(8,158,058)
Consultant Compensation	208	-	54,250	-	-	54,250
Conversion of convertible notes	78,155	8	17,868,089	-	-	17,868,097
Settlement of restricted stock units	2,904	-	-	-	-	-
Stock-based compensation	-	-	2,543,388	-	-	2,543,388
Deemed dividend related to warrants down round provision	-	-	881,598	(881,598)	-	-
Net loss	-	-	-	(18,681,990)	(47,619)	(18,729,609)
Balance on September 30, 2022	183,945	$18	$99,314,639	$(105,409,155)	$(327,434)	$(6,421,932)

Balance on December 31, 2022	534,490	$53	$107,216,566	$(110,931,063)	$(315,208)	$(4,029,652)
Settlement of restricted stock units	938	-	-	-	-	-
Settlement of commitment fee	44,444	4	399,996	-	-	400,000
Conversion of convertible notes	408,580	41	3,056,851	-	-	3,056,892
Public offerings, net	1,381,619	139	9,049,865	-	-	9,050,004
Transaction costs associated with public offerings	-	-	(447,879)	-	-	(447,879)
Issuance of common stock upon exercise of warrants	494,795	50	(50)	-	-	-
Stock-based compensation	-	-	250,224		-	250,224
Reverse split fractional shares	(862)	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	12,038	(12,038)	-	-
Net loss	-	-	-	(7,109,678)	(12,236)	(7,121,914)
Balance on September 30, 2023	2,864,004	$287	$119,537,611	$(118,052,779)	$(327,444)	$1,157,675

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,121,914)	$(18,729,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of asset	-	(4,500)
Accrued interest	9,146	57,536
Change in fair value of liability classified warrants	(279,873)	(5,626,130)
Loss on issuance of convertible notes	-	3,609,944
Change in fair value of convertible notes	(146,479)	(6,169,929)
Stock-based compensation	250,224	855,160
Issuance of liability classified warrants	-	3,737,371
Lease cost	(135)	(63)
Issuance costs paid to close convertible notes	-	946,085
Loss on debt conversions	-	4,000,155
Changes in operating assets and liabilities:
Unbilled receivable	169,083	300,908
Prepaid expenses and other assets	1,235,252	475,499
Accounts payable	(2,027,375)	984,410
Accrued expenses and other liabilities	(1,066,036)	971,344
Net cash used in operating activities	(8,978,107)	(14,591,819)
Cash flows from investing activities:
Proceeds from sale of asset	-	4,500
Net cash provided by investing activities	-	4,500
Cash flows from financing activities:
Proceeds public offerings, net	9,050,004	-
Proceeds from issuance of convertible notes, net	-	7,533,915
Transaction costs associated with public offerings	(447,879)	-
Repayments of convertible notes	(1,000,208)	(265,812)
Repayment of financed insurance premiums	(307,131)	(442,439)
Net cash provided by financing activities	7,294,786	6,825,664
Decrease in cash and cash equivalents	(1,683,321)	(7,761,655)
Cash and cash equivalents beginning of period	3,147,702	12,264,736
Cash and cash equivalents end of period	$1,464,381	$4,503,081

Supplemental cash flow information:
Income tax payments	$-	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation	$-	$1,742,478
Conversions of convertible notes into common stock	$3,056,892	$13,879,535
Payable to related parties	$-	$800,000
Proceeds from financed insurance premiums, net	$445,737	$399,949
Settlement of commitment fee in shares	$400,000	$-
Deemed dividend related to warrants down round provision	$12,038	$881,598

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these unaudited consolidated financial statements. Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2022, which may be found in the Company’s Form 10-K filed with the SEC on March 30, 2023.

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

The Company has not generated any product revenue and had an accumulated deficit of $118.0 million at September 30, 2023. There is no assurance that profitable operations will ever be achieved, and, if achieved, could be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

In December 2020, the Company executed the GEM Agreement. Under the agreement, the investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company controls the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. On June 30, 2021, the Company consummated the Business Combination, resulting in the Company’s shares becoming publicly listed on Nasdaq on July 2, 2021. Concurrent with the public listing of the Company’s shares, the Company issued to the investor 4,608 warrants with a three-year term to purchase common stock of Ensysce at an exercise price of $2,402.40 per share (Note 8). The Company was required to pay a commitment fee to the investor of $1.2 million with $0.8 million due on the first anniversary of the public listing date and $0.4 million due on the 18-month anniversary of the public listing date. The first $0.8 million of the commitment fee was paid in July 2022 in common stock of the Company and the remaining $0.4 million was paid in January 2023 in common stock of the Company. Usage of the GEM facility is limited by other agreements of the Company. The Company has not raised any capital to date pursuant to the GEM facility and may not raise any capital pursuant to it prior to its expiration.

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

Property and equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. Property and equipment are fully depreciated as such there is no depreciation recognized in the three and nine months ended September 30, 2023. Depreciation expense is classified in general and administrative expense in the accompanying consolidated statements of operations.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable, to determine whether such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract and the features of the derivatives. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the consolidated statement of operations each period. As of September 30, 2023 and December 31, 2022, the Company did not have any bifurcated embedded derivatives in the Company’s consolidated balance sheets.

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

As of September 30, 2023 and December 31, 2022, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

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

The following tables present liabilities measured and recorded at fair value on the Company’s consolidated balance sheets as of September 30, 2023, and December 31, 2022.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$30,473	$-	$-	$30,473
Total	$30,473	$-	$-	$30,473

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$4,203,579	$-	$-	$4,203,579
Liability classified warrants	310,346	-	-	310,346
Total	$4,513,925	$-	$-	$4,513,925

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2023:

	Total	Convertible note	Liability classified warrants
Fair value, December 31, 2022	$4,513,925	$4,203,579	$310,346
Conversions	(3,056,892)	(3,056,892)	-
Cash payments	(415,351)	(415,351)	-
Cash true-up liability	(584,857)	(584,857)	-
Change in fair value	(426,352)	(146,479)	(279,873)
Fair value, September 30, 2023	$30,473	$-	$30,473

Federal Grants

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse (“NIDA”) awarded the Company a research and development grant related to the development of its MPAR® overdose prevention technology (the “MPAR Grant”). The total approved budget for the initial two-year period was approximately $5.4 million ($3.2 million and $2.2 million in years 1 and 2, respectively) of which the Company must contribute $1.1 million in the first year of the grant. In August 2019, the grant was amended such that the approved budget for the two-year period decreased to approximately $5.1 million ($2.1 million and $3.0 million in years 1 and 2, respectively). In June 2021, the Company received a Notice of Award for an additional $2.8 million of funding in year 3 under the MPAR Grant beginning July 1, 2021. In June 2022, the Company received a Notice of Award for an additional $2.8 million of funding in year 4 under the MPAR Grant from July 1, 2022 through June 30, 2023, subsequently extended through December 31, 2023. This brings total funding under this grant to approximately $10.7 million.

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

The revenue recognized under the MPAR Grant and OUD Grant:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
MPAR	$119,942	$206,290	$1,038,484	$710,761
TAAP/OUD	315,438	73,061	677,004	379,159
Total	$435,380	$279,351	$1,715,488	$1,089,920

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	26,354	29,249	26,354	27,378
RSUs	63	4,261	63	3,317
Warrants	4,711,236	87,878	2,876,380	87,878
Convertible notes	-	267,957	-	89,647
Total	4,737,653	389,345	2,902,797	208,220

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2023	December 31, 2022
Prepaid research and development	$581,985	$1,300,473
Prepaid insurance	547,776	445,583
Other prepaid expenses	45,206	101,425
Other current assets	8,000	-
Total prepaid expenses and other current assets	$1,182,967	$1,847,481

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

	September 30, 2023	December 31, 2022
Accrued research and development	$500,197	$1,332,713
Share subscription facility commitment fees	-	400,000
Professional fees	164,100	421,530
Other accrued liabilities	96,161	72,251
Total accrued expenses and other liabilities	$760,458	$2,226,494

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2023, the Company’s commitments included an estimated $17.8 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of September 30, 2023 and December 31, 2022, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2024 with no option to renew. As of September 30, 2023, the future lease payments totaled $2,732. The Company recognized total rent expense of $8,375 and $25,124 in the three and nine months ended September 30, 2023 and $7,939 and $23,606 in the three and nine months ended September 30, 2022.

NOTE 7 – NOTES PAYABLE

The Company’s outstanding notes payable balance was $350,932 as of September 30, 2023 consisting solely of the principal balance on the Company’s financing of their current Directors’ and Officers’ insurance premiums.

The following table provides a summary of the Company’s outstanding debt as of December 31, 2022:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2022 Notes	$3,905,264	$10,544	$287,771	$4,203,579
Financed insurance	195,273	7,906	-	203,179
Total	$4,100,537	$18,450	$287,771	$4,406,758

Interest expense

The interest expense recognized for financed insurance was $7,649 and $9,146 for the three and nine months ended September 30, 2023 and $4,859 and $6,864 for the three and nine months ended September 30, 2022.

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

The 2021 Notes were settled on October 11, 2022 and were not outstanding during the quarter ended September 30, 2023.

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

Financed insurance premiums

In June 2023, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.4 million. Monthly payments commenced in July 2023 and are scheduled through March 2024. During the year ended December 31, 2022, the Company financed its directors’ and officers’ liability insurance in the amount of $0.4 million and the liability was paid in full by March 31, 2023. The Company paid a total of $9,402 in interest from inception through March 2023 when the note was paid in full. The Company incurred $7,649 and $9,146 of interest expense for the three and nine months ended September 30, 2023.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. In September 2022, the Company amended and restated its Certificate of Incorporation to authorize shares up to a total of 250,000,000 shares of common stock. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

Warrants

As of September 30, 2023, outstanding warrants to purchase shares of common stock are as follows:

	Shares Underlying Outstanding
Reference	Warrants	Exercise Price	Description	Classification
(a)	63,659	$2,400.00 - 2,760.00	LACQ warrants	Equity
(b)	4,608	$3.64	Share subscription facility	Equity
(c)	4,512	$3.64	2021 Notes	Liability
(d)	38,894	$3.64	2022 Notes	Liability
(e)	549,987	$3.64 - 16.80	Public offering	Equity
(f)	318,451	$8.58 - 12.60	Public offering	Equity
(g)	3,727,813	$3.64 - 4.86	Public offering	Equity
(h)	222,072	$0.0001	Public offering	Equity
	4,929,996

a)

On June 30, 2021, as a result of the Business Combination, the Company assumed a total of 78,751 warrants previously issued by LACQ (subsequently in December 2022 and August 2023, 7,782 and 7,310 warrants, respectively, were cancelled). The warrants provide holders the right to purchase common stock at a strike price between $2,400.00 and $2,760.00 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 41,666 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 21,993 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

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

The warrants have been subject to multiple exercise price reductions as required by a down round adjustment feature of the warrant, due to common stock issued at a price below the then current exercise price. The adjustments have progressed from the original exercise price of $2,402.40 per share to the current exercise price at September 30, 2023 of $3.64 per share. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a Black-Scholes model) is reflected on the consolidated statement of operations as a deemed dividend.

c)	On September 24, 2021 and November 5, 2021, the Company issued 1,504 and 3,008 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $1,831.20 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the exercise price) and expire on September 23, 2026. As a result of the issuance of the 2022 Notes in July 2022, the exercise price of these warrants was adjusted down to $187.20. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

d)	On July 1, 2022 and August 9, 2022, the Company issued 19,447 warrants each in connection with the issuance of the 2022 Notes. The warrants were immediately exercisable with an exercise price of $170.04 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on June 29, 2027 and August 8, 2027, respectively. As a result of the issuance of shares and warrants in connection with the December public offering, the exercise price of these warrants was adjusted down to $24.07. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

e)	On December 9, 2022, the Company issued 549,987 equity classified warrants in connection with a public offering. The warrants were immediately exercisable with an exercise price of $16.80 and expire on December 9, 2027. On May 12, 2023, in exchange for $0.125 per applicable warrant, the Company amended 166,667 of these warrants to reduce their exercise price to $3.64.

f)	On February 6, 2023, the Company issued 318,451 equity classified warrants in connection with a public offering. The warrants were immediately exercisable with an exercise price of $8.58 - $12.60 and expire on February 2, 2028, and August 7, 2028.

(g)	On May 12, 2023, the Company issued 3,727,813 equity classified warrants (series A-1, A-2 and placement agent warrants) in connection with a public offering. The warrants were immediately exercisable with an exercise price of $3.64 - $4.86 and expire on November 12, 2024, May 10, 2028, and May 12, 2028.

(h)	On May 12, 2023 the Company also issued 1,451,876 pre-funded warrants in connection with a public offering, 885,000 pre-funded warrants were exercised in connection with the closing of the public offering, 344,804 were exercised between the closing date and September 30, 2023. As of September 30, 2023, 222,072 pre-funded warrants remain outstanding. The pre-funded warrants are immediately exercisable with an exercise price of $0.0001.

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	Stock price	Exercise price	Expected term (years)	Volatility	Risk free rate
(a) LACQ warrants (grant date varies)	$3,477.60	$2,400.00 - 2,760.00	3.00	110.0%	0.5%
(b) Share subscription facility (grant date 7/2/21)	$3,477.60	$2,402.40	3.00	110.0%	0.5%
(b) Share subscription facility (remeasurement date varies)	$3.53- 116.64	$3.64 - 201.60	1.15 - 1.47	91.25% - 96.0%	3.9%-4.12%
(c) Liability classified warrants (grant date 9/24/21)	$1,077.60	$1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (grant date 11/5/21)	$540.00	$1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (remeasured at 9/30/23)	$1.36	$3.64	3.00 - 3.10	95.8% - 97.0%	4.8%
(d) Liability classified warrants (grant date 7/1/22)	$136.80	$170.04	5.00	98.9%	2.9%
(d) Liability classified warrants (grant date 8/9/22)	$127.20	$170.04	5.00	102.8%	3.0%
(d) Liability classified warrants (remeasured at 9/30/23)	$1.36	$3.64	3.75 - 3.86	98.9% - 101.5%	4.7%

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

The Company recognized within general and administrative expense stock-based compensation expense of $41,336 and $198,000 for the three and nine months ended September 30, 2023 and $128,357 and $731,126 for the three and nine months ended September 30, 2022. The Company recognized stock-based compensation expense within research and development of $14,338 and $52,224 for the three and nine months ended September 30, 2023 and $28,791 and $124,034 for the three and nine months ended September 30, 2022.

Option Activity

There were no stock options granted during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, the Company granted stock options to purchase an aggregate of 9,545 shares of common stock to employees, consultants, and members of the board of directors. The options vest over periods between zero and four years and have an exercise price of between $103.20 and $1,507.20 per share.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2023:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2022	26,334	$707.63	6.53	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	(20)	770.40	-	-
Outstanding at September 30, 2023	26,314	$707.59	4.74	-
Exercisable at September 30, 2023	24,505	722.84	-	-
Vested and expected to vest	26,314	$707.59	4.74	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in 2023):

Nine Months Ended September 30, 2022
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

As of September 30, 2023, the Company had an aggregate of $163,754 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.32 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity during the nine months ended September 30, 2023:

	Restricted Stock Units	Weighted average fair value
Outstanding at December 31, 2022	1,003	$120.02
Released	(938)	101.40
Cancelled	(2)	386.40
Outstanding at September 30, 2023	63	$388.80

There were no restricted stock units granted or forfeited during the nine months ended September 30, 2023. The remaining awards outstanding are subject to time-based vesting conditions and are scheduled to vest by December 2023. The estimated fair value of each of the restricted stock units was determined on the date of grant based on the closing price of the Company’s common stock on the previous trading date.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

September 30, 2023
Awards outstanding under the 2021 Omnibus Incentive Plan	26,377
Awards available for future grant under 2021 Omnibus Incentive Plan	617,112
Warrants outstanding	4,929,996
Total shares of common stock reserved for future issuance	5,573,485

NOTE 10 – SUBSEQUENT EVENTS

2023 Notes

On October 23, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) for an aggregate financing of $1.7 million with investors. At the first closing under the SPA, which is expected to occur on or before November 9, 2023, the Company will issue to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 1,255,697 shares of the Company’s common stock, par value $0.0001 per share in the aggregate. At the second closing under the SPA, which will occur upon certain conditions being satisfied, the Company will issue to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 2,511,394 shares of the common stock in the aggregate. In connection with the financing, the Company issued a $0.2 million senior secured convertible promissory note to a board member.

The combined notes are subject to an original issue discount of 8%, have a term of six months from their respective date of issuance and accrue interest at the rate of 6.0% per annum. The notes are convertible into common stock, at a per share conversion price equal to $1.5675. Beginning ninety days following issuance of the respective notes, the Company is obligated to redeem monthly one third of the original principal amount under the applicable note, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder of such note. The Company is required to pay the redemption amount in cash with a premium of 10% or, at the election of the purchaser at any time, some or all of the principal amount and interest may be paid by conversion of shares under the note into common stock based on a conversion price equal to $1.5675.

The warrants will have an exercise price of $1.5675, the same as the conversion price, and are exercisable for five years following issuance, issuance to occur on each of the first and second closing dates under the SPA.

2021 Incentive Plan

On October 19, 2023, the Company registered 26,725 additional common shares connection with Section 4.1(a)(i) of the 2021 Incentive Plan and 585,796 additional common shares in connection with an amendment of the 2021 Incentive Plan, which was approved by shareholders on August 24, 2023. In October 2023, the Company granted awards for 615,000 common shares under the 2021 Incentive Plan.

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

We have generated limited revenues, have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is insufficient to fund operations through the end of the first quarter of 2024.

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

2021 Notes

On September 24, 2021, we entered into the SPA for an aggregate financing of $15.0 million with institutional investors. A first closing under the SPA occurred on September 24, 2021 and a second closing under the SPA occurred on November 5, 2021. At the first closing, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million and (ii) warrants to purchase 1,504 shares of the Company’s common stock in the aggregate at a current exercise price of $3.64 per share. At the second closing, the Company issued to the institutional investors referenced above, (i) senior secured convertible promissory notes in the aggregate principal amount of $10.6 million for an aggregate purchase price of $10.0 million and (ii) warrants to purchase 3,008 shares of the Company’s common stock in the aggregate at a current exercise price of $3.64 per share. The 2021 Notes were satisfied on October 10, 2022.

2022 Notes

On June 30, 2022, we entered into an $8.0 million convertible financing agreement with institutional investors. The agreement provided for two closings, each for notes payable of $4.24 million (resulting in gross cash proceeds of $4.0 million). Funds were received for the first closing on July 1, 2022 and for the second closing on August 9, 2022. The remaining amount of principal and interest on the 2022 Notes was repaid in the first quarter of 2023. We were obligated under the 2022 Notes to pay additional cash as true-up payments for interest or redemption amounts that we paid in shares of common stock that were valued below $24.07 or the lower conversion price of $9.01 in effect between January 12, 2023 and May 12, 2023. The true-up payments compensate the holder for the difference between the value of a share and the conversion price in effect at the time of redemption, multiplied by the number of shares paid. The true-up payments totaling $0.6 million were paid on May 12, 2023.

In connection with each of the first and second closings of the 2022 Notes we also issued warrants to purchase 38,894 shares of the Company’s common stock. The warrants have a current exercise price of $3.64 and are exercisable for five years following issuance of the 2022 Notes.

2022 December Offering

On December 7, 2022, we entered into an underwriting agreement with Lake Street Capital Management, LLC (the “Underwriter”), pursuant to which we agreed to issue and sell (i) 190,000 shares of the Company’s common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 51,666 shares of common stock and (iii) warrants to purchase 483,333 shares of common stock to the Underwriter in a public offering. In addition, the Company granted the Underwriter the option, for 45 days from the closing of the offering, to purchase up to 28,500 additional shares of common stock and common warrants to purchase up to an additional 72,500 shares of common stock. The Underwriter agreed to purchase the shares from the Company pursuant to at a price of $15.62 per share.

In lieu of a purchase of common stock that would otherwise result in an investor’s beneficial ownership exceeding 4.99% (or, at the election of the investor, 9.99%) of the outstanding common stock, a pre-funded warrant was offered, each of which enables the investor to purchase one share of common stock at an exercise price of $0.0001. Each pre-funded warrant was exercisable upon issuance and will expire when exercised in full (all pre-funded warrants were exercised immediately upon issuance). Each pre-funded warrant was sold with a common warrant to purchase two shares of common stock. The public purchase price of one share of common stock and accompanying common warrant to purchase two shares of Common Stock is $16.80 and the combined purchase price of one pre-funded warrant and accompanying common warrant to purchase two shares of common stock is $16.80.

Each common warrant is exercisable immediately at an exercise price of $16.80 per share and will expire five years following the date of issuance. The offering closed on December 9, 2022 and we received aggregate gross proceeds of approximately $4.1 million from the Offering.

2023 February Offering

On February 2, 2023, we entered into a definitive Securities Purchase Agreement with certain institutional investors , pursuant to which the Company agreed to issue and sell in a registered direct offering, priced “at-the-market” under the rules of The Nasdaq Stock Market, an aggregate of 297,619 shares of common stock of the Company, par value $0.0001 per share, at an offering price of $10.08 per share, for gross proceeds of approximately $3.0 million before the deduction of placement agent fees and related costs of $0.3 million. The closing of the Offering occurred on February 6, 2023.

In a concurrent private placement, the Company issued to the institutional investors, for each share of common stock purchased in the offering, a common warrant to purchase one share of common stock. The common warrants are exercisable immediately upon issuance and terminate five and one-half years following issuance. The common warrants have an exercise price of $8.58 per share and are exercisable to purchase an aggregate of up to 297,619 shares of Common Stock and expire on August 7, 2028. A holder of a common warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99%.

H.C. Wainwright & Co. acted as the exclusive placement agent (the “Placement Agent”) for the offering. We issued placement agent warrants to purchase up to 20,832 shares of common stock to the Placement Agent (including its designees). These warrants have an exercise price equal to $12.60 per share and are exercisable for five years from the commencement of sales in the offering. The common warrants and placement agent warrants and the shares of our common stock issuable upon the exercise of the common warrants and placement agent warrants are not being registered under the Securities Act of 1933, as amended, are not being offered pursuant to the Registration Statement, and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933 and Rule 506(b).

In the Securities Purchase Agreement, we agreed not to issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or any securities convertible into or exercisable or exchangeable for Common Stock for a period of 30 days following the closing of the offering. Our officers and directors agreed, subject to limited exceptions, for a period of 90 days after the closing of the offering, to not offer, sell, contract to sell, hypothecate, pledge or otherwise dispose of, directly or indirectly, or establish or increase a put equivalent position or liquidate or decrease a call equivalent position within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, with respect to, any shares of common stock or securities convertible, exchangeable or exercisable into, shares of common stock beneficially owned, held or thereafter acquired by them.

2023 May Offering

On May 12, 2023, the Company completed a public offering of an aggregate of 1,800,876 shares of its common stock at par value $0.0001 per share (including pre-funded warrants in lieu thereof), Series A-1 warrants to purchase up to 1,800,876 shares of common stock and Series A-2 warrants to purchase up to 1,800,876 shares of common stock, at a combined public offering price of $3.887 per share (or pre-funded warrant in lieu thereof) and accompanying warrants. The Series A-1 warrants have an exercise price of $3.64 per share, are exercisable immediately upon issuance and expire five years from the date of issuance, and the Series A-2 warrants have an exercise price of $3.64 per share, are exercisable immediately upon issuance and expire eighteen months from the date of issuance. A holder of a warrant issued in the offering will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise ; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99%. Gross proceeds from this offering are approximately $7.0 million before the deduction of placement agent fees and related costs of $0.7 million.

H.C. Wainwright & Co. acted as the exclusive placement agent for the offering. The Company also registered warrants issued to the placement agent to purchase 126,061 shares of common stock at a per share exercise price of $4.8588, which is 125% of the price of the shares in the offering.

In connection with the offering, the Company amended certain existing warrants to purchase up to an aggregate of 210,085 shares of the Company’s common stock that were previously issued in September 2021 through December 2022 to purchasers in the offering at exercise prices ranging from $16.80 to $187.20 per share, such that the amended warrants have a reduced exercise price of $3.64 per share, at an additional offering price of $0.125 per amended warrant.

2023 October Notes

On October 23, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) for an aggregate financing of $1.7 million with investors. At the first closing under the SPA, which occurred on October 25, 2023, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 1,255,697 shares of the Company’s common stock in the aggregate. At the second closing under the SPA, which will occur upon certain conditions being satisfied, the Company will issue to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 2,511,394 shares of the common stock in the aggregate. In connection with the financing, the Company issued a $0.2 million senior secured convertible promissory note to a board member.

The combined notes are subject to an original issue discount of 8%, have a term of six months from their respective date of issuance and accrue interest at the rate of 6.0% per annum. The notes are convertible into common stock, at a per share conversion price equal to $1.5675. Beginning ninety days following issuance of the notes at the first closing and second closing, respectively, the Company is obligated to redeem monthly one third of the original principal amount under the applicable note, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder of such note. The Company is required to pay the redemption amount in cash with a premium of 10% or, at the election of the investor at any time, some or all of the principal amount and interest may be paid by conversion of shares under the note into common stock based on a conversion price equal to $1.5675.

The warrants have an exercise price of $1.5675 and are exercisable for five years following issuance on each of the first and second closing dates under the SPA.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
Federal grants	$435,380	$279,351	$156,029
Operating expenses:
Research and development	1,914,970	4,756,096	(2,841,126)
General and administrative	1,227,724	1,686,580	(458,856)
Total operating expenses	3,142,694	6,442,676	(3,299,982)
Loss from operations	(2,707,314)	(6,163,325)	3,456,011
Other income (expense):
Issuance costs for convertible notes	-	(1,118,721)	1,118,721
Loss on issuance of convertible notes	-	(3,609,944)	3,609,944
Change in fair value of convertible notes	-	3,491,513	(3,491,513)
Issuance of liability classified warrants	-	(3,737,371)	3,737,371
Change in fair value of liability classified warrants	17,223	2,683,340	(2,666,117)
Loss on debt conversions	-	(1,404,877)	1,404,877
Interest expense	(7,649)	(4,859)	(2,790)
Other income and expense, net	6,934	8,679	(1,745)
Total other income (expenses), net	16,508	(3,692,240)	3,708,748
Net loss	(2,690,806)	(9,855,565)	7,164,759
Net loss attributable to noncontrolling interests	(1,235)	(21,492)	20,257
Deemed dividend related to warrants down round provision	-	63,539	(63,539)
Net loss attributable to common stockholders	$(2,689,571)	$(9,897,612)	$7,208,041

Federal grant funding

Funding from federal grants for the three months ended September 30, 2023 and 2022 totaled $0.4 million and $0.3 million, respectively. The difference is due to the timing of research activities eligible for funding. We expect funding from federal grants to fluctuate in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the three months ended September 30, 2023 and 2022 were $1.9 million and $4.8 million, respectively, representing a decrease of $2.9 million. The decrease was primarily the result of changes in timing of external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to fluctuate based on timing of projects and clinical trials.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 and 2022 were $1.2 million and $1.7 million, respectively, representing a decrease of $0.5 million. The decrease was primarily a result of reduced stock-based compensation, reduced costs associated with liability insurance, legal, and consulting fees, and no current employee bonus expenses in the 2023 period. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Changes in fair value of the 2022 Notes (outstanding in 2023) and the 2021 Notes (outstanding in 2022) are due to the significant fluctuations in the Company’s share price as well as the balance outstanding for the respective Notes for the relevant period. The change in fair value of liability classified warrants for the three months ended September 30, 2023 are primarily the result of the warrants outstanding for both the 2021 Notes and 2022 Notes compared to only changes related to the warrants associated with the 2021 Notes in the prior period, as well as fluctuations associated with the Company’s decreasing stock price. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2023 period associated with the 2021 Notes due to the settlement of the 2021 Notes during the previous year.

Comparison of the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30
	2023	2022	Change
Federal grants	$1,715,488	$1,089,920	$625,568
Operating expenses:
Research and development	5,354,713	13,393,948	(8,039,235)
General and administrative	3,923,277	5,717,281	(1,794,004)
Total operating expenses	9,277,990	19,111,229	(9,833,239)
Loss from operations	(7,562,502)	(18,021,309)	10,458,807
Other income (expense):
Issuance costs for convertible notes	-	(1,118,721)	1,118,721
Loss on issuance of convertible notes	-	(3,609,944)	3,609,944
Change in fair value of convertible notes	146,479	6,169,929	(6,023,450)
Issuance of liability classified warrants	-	(3,737,371)	3,737,371
Change in fair value of liability classified warrants	279,873	5,626,130	(5,346,257)
Loss on debt conversions	-	(4,000,155)	4,000,155
Interest expense	(9,146)	(57,662)	48,516
Other income and expense, net	23,382	19,494	3,888
Total other income (expense), net	440,588	(708,300)	1,148,888
Net loss	(7,121,914)	(18,729,609)	11,607,695
Net loss attributable to noncontrolling interests	(12,236)	(47,619)	35,383
Deemed dividend related to warrants down round provision	12,038	881,598	(869,560)
Net loss attributable to common stockholders	$(7,121,716)	$(19,563,588)	$12,441,872

Federal grant funding

Funding from federal grants for the nine months ended September 30, 2023 and 2022 totaled $1.7 million and $1.1 million, respectively. The difference is due to the timing of research activities eligible for funding. We expect funding from federal grants to fluctuate in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2023 and 2022 were $5.4 million and $13.4 million, respectively, representing a decrease of $8.0 million. The decrease was primarily the result of changes in timing of external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to fluctuate based on timing of projects and clinical trials.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $3.9 million and $5.7 million, respectively, representing a decrease of $1.8 million. The decrease was primarily a result of reduced stock-based compensation, reduced liability insurance legal, and consulting fees and no current employee bonus expenses in the 2023 period. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Changes in fair value of the 2022 Notes (outstanding in 2023) and the 2021 Notes (outstanding in 2022) are due to the significant fluctuations in the Company’s share price as well as the balance outstanding for the respective Notes for the relevant period. The change in fair value of liability classified warrants for the nine months ended September 30, 2023 are primarily the result of the warrants outstanding for both the 2021 Notes and 2022 Notes compared to only changes related to the warrants associated with the 2021 Notes in the prior period, as well as fluctuations associated with the Company’s decreasing stock price. Loss on debt conversions is driven by the difference between the conversion price of the 2021 Notes and the average of the high and low stock price on the date of conversion. There was no corresponding activity in the 2023 period associated with the 2022 Notes due to the accounting under ASC 480.

Liquidity and capital resources

Sources of liquidity and capital

As of September 30, 2023, we had $1.5 million of cash and cash equivalents. On October 23, 2023, we entered into a SPA for an aggregate financing of $1.7 million with investors to issue at the first closing, (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 1,255,697 shares of the Company’s common stock, par value $0.0001 per share in the aggregate. Upon certain conditions being satisfied, at the second closing, we will issue to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 2,511,394 shares of the common stock in the aggregate.

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

Remaining funding under two approved federal research grants totaled $2.7 million at September 30, 2023 and is expected to be utilized by August 2024. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(8,978,107)	$(14,591,819)
Net cash provided by investing activities	-	4,500
Net cash provided by financing activities	7,294,786	6,825,664
Net decrease in cash and cash equivalents	$(1,683,321)	$(7,761,655)

Operating activities

During the nine months ended September 30, 2023 and 2022, we used cash in operating activities of $9.0 million and $14.6 million, respectively. The decrease primarily resulted from the timing of vendor invoicing and payments.

Investing activities

During the nine months ended September 30, 2023, there were no investing activities.

Financing activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $7.3 million, primarily consisting of proceeds from 2023 February and 2023 May offerings of $9.1 million, net of transaction costs of $0.4 million and the repayment of financed insurance premiums of $0.3 million and cash payment of 2022 Notes of $1.0 million. During the nine months ended September 30, 2022, net cash provided by financing activities was $6.8 million, primarily consisting of proceeds from the issuance of the 2022 Notes, net repayment of financed insurance premiums and cash payment of convertible notes.

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

Going concern

We have generated limited revenues and have incurred significant operating losses since our inception. As of September 30, 2023, had an accumulated deficit of $118.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future.

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

While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements included in our 2022 Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2023 consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 due to the material weaknesses in our internal controls over financial reporting described below. Notwithstanding these material weaknesses, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Material Weaknesses and Remediation Plan

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2022 and 2021, and our unaudited interim consolidated financial statements for the three and nine months ended September 30, 2023 and 2022, we concluded that there were material weaknesses in our internal controls over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal controls over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified are insufficient internal controls because of inadequate technical accounting expertise and inappropriate level of supervision and review due to the limited number of accounting personnel.

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

We need to raise additional capital to repay Investor Notes issued under a Securities Purchase Agreement dated October 23, 2023 and support our operations. If we are unable to raise capital in subsequent offerings, the assets we pledged to secure the lending may be taken.

We believe that current cash on hand is insufficient to repay the Investor Notes and to fund operations through the end of the first quarter of 2024. If we are unable to repay the Investor Notes issued under a Securities Purchase Agreement dated October 23, 2023, the lenders have various recourse against us, including the ability to take control of the collateral pledged to them, which constitutes substantially all of our tangible and intangible assets, including our intellectual property. The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2022 and 2021 contains explanatory language that substantial doubt exists about our ability to continue as a going concern. We have reduced expenses because we do not have access to sufficient cash and liquidity to finance our business operations as currently contemplated and may be compelled to reduce further general and administrative expenses and delay clinical trials until we are able to obtain sufficient financing. We may find it difficult to raise money on terms favorable to us or at all. The failure to obtain sufficient capital to support our operations would have a material adverse effect on our business, financial condition and results of operations. If sufficient financing is not received timely, we would then need to pursue a plan to license or sell assets, seek to be acquired by another entity, cease operations and/or seek bankruptcy protection.

If we are unable to maintain compliance with the listing standards of Nasdaq, our common stock may become delisted, which could have a material adverse effect on our ability to raise funding, which could negatively impact our business, capital and financial condition.

We were not in compliance with Nasdaq listing standards and requirements for our common stock for approximately a one-year period ending in June 2023 and had been granted an exception through June 12, 2023 to meet a number of obligations before June 12, 2023 that had been imposed by Nasdaq. By letter dated June 13, 2023, Nasdaq advised us that we had regained compliance. Nasdaq requires that our common stock have a minimum bid price of at least $1 per share (the “Minimum Bid Price”). At the end of October 2023 and the beginning of November 2023, the bid price for our common stock was below the Minimum Bid Price. There can be no assurance that we will be able to maintain compliance with all of Nasdaq’s listing requirements and standards in the future. If we do not continue to meet all of those obligations, our common stock could be delisted by Nasdaq. If delisting occurs, it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities. Any of these could negatively impact our financial condition or our ability to operate our business and maintain adequate capital.

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

ENSYSCE BIOSCIENCES, INC.

Date: November 9, 2023	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

