Form 10-K
period 2023-12-31
Ensysce Biosciences, Inc.
filed 2024-03-15
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $4.6 million. The aggregate market value was computed by reference to the closing price of the common stock on such date.

Registrant had 7,329,172 shares of common stock outstanding as of March 8, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None

ENSYSCE BIOSCIENCES, INC.

Risk Factor Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties in this summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” beginning on page 34 of this Annual Report on Form 10-K. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

●	We are a clinical-stage pharmaceutical company with a limited operating history. We have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future.

●	We must obtain regulatory approval and fulfill numerous other requirements to be successful.

●	We require substantial additional funding.

●	There may be no proceeds under the GEM Agreement or proceeds may be less than anticipated.

●	We depend heavily on the success of PF614 and PF614-MPAR product candidates, which are currently in clinical trials, and which may not be successful.

●	Due to the significant resources required for the development of our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others.

●	If we fail to discover, develop and commercialize other product candidates, we may be unable to grow our business.

●	If we do not achieve our projected development and commercialization goals within the timeframes we expect, the development and commercialization of our product candidates may be delayed.

●	Competitive products may reduce or eliminate potential commercial opportunity for our product candidates.

●	Our business could be harmed if we lose the services of our key personnel or if we are unable to hire additional highly qualified employees.

●	Our employees or others on which our business depends may engage in misconduct or other improper activities.

●	Government grant awards may not be available to us in the future.

●	We currently rely on, and expect to rely on in the future, third parties to conduct our clinical trials.

●	We expect to be completely dependent on third parties to manufacture our product candidates.

●	We must develop our sales, marketing, and distribution capability on our own or through collaborations.

●	The regulatory approval processes are lengthy, time-consuming, and inherently unpredictable.

●	Regulatory authorities may disagree with our regulatory plan for our product candidates.

●	Interim and preliminary data from our clinical trials may change.

●	We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the preclinical and clinical studies necessary.

●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain.

●	We may encounter difficulties enrolling patients in our clinical trials.

●	Fast track designation by the FDA for PF614, for management of moderate to severe chronic pain when a continuous, around-the-clock analgesic is needed for an extended period of time, may not lead to a faster development or regulatory review or approval process and does not assure FDA approval.

●	If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if such requirements are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

●	Even if any of our product candidates receives regulatory approval, we may fail to achieve the degree of market acceptance necessary for commercial success.

●	We are subject to potential product liability lawsuits against us or any of our future collaborators.

●	Oxycodone is a Schedule II controlled substance under the federal CSA, and we must comply with the CSA or its state equivalents.

●	If we are unable to obtain and maintain patent protection for our products candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates that are similar or identical to our product candidates.

●	We may face litigation from third parties claiming that our products or business infringe, misappropriate, or otherwise violate their intellectual property rights, or seeking to challenge the validity of our patents.

●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property.

●	The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

●	We may not be able to obtain protection under the Hatch-Waxman Amendments by extending the patent term.

●	We may not be able to protect our intellectual property rights throughout the world.

●	We may be subject to claims that we infringed, misappropriated or otherwise violated the intellectual property of a third party, or claiming ownership of what we regard as our own intellectual property.

●	Our intellectual property agreements with third parties may be subject to disagreements.

●	Intellectual property rights do not necessarily address all potential threats to our business.

●	Cyber-attacks or other failures in our telecommunications or information technology systems, or those of third parties could result in information theft, data corruption and significant disruption of our business.

●	Raising additional capital in the public or private equity markets at prices per share below the current market price of our common stock could cause dilution to our stockholders, adversely affect the market price of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act.

●	Nasdaq may delist our common stock and/or our Public Warrants may not continue to trade on the OTC Pink Open Market.

GLOSSARY

Definitions:
2013 Framework	Financial reporting criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013)
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.5 million, sold in two closings on June 30, 2022 and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023 and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2022 December Offering	The Company’s December 2022 registered direct offering of common stock (including pre-funded warrants in lieu thereof). The Offering closed on December 9, 2022 for aggregate consideration of $4.1 million
2023 February Offering	The Company’s February 2023 registered direct offering of common stock and private placement warrants for aggregate consideration of $3.0 million
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
ADFs	Abuse deterrent formulations
ADHD	Attention deficit hyperactivity disorder
Aggregate Limit	Up to $60 million of gross proceeds with respect to the GEM Agreement
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
AUC	Area under the concentration time curve
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CARA	Comprehensive Addiction and Recovery Act
CDC	Center for Disease Control
CDER	Center for Drug Evaluation and Research
cGMP	Current Good Manufacturing Practice
Cmax	Maximum plasma concentration
CMC	Chemistry, manufacturing, and controls
CMOs	Contract manufacturing organizations
CNS	Central nervous system
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
CSA	Controlled Substances Act
CSOS	Controlled Substance Ordering System
DEA	United States Drug Enforcement Agency
Draw Down Limit	400% of the average daily trading volume for the 30 trading days immediately preceding the date the Company delivers the draw down notice with respect to the GEM Agreement

DSCSA	Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
EMA	European Medicines Agency
Ensysce	Ensysce Biosciences Inc.
EPO	European Patent Office
ETASU	Elements to assure a products safe use
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
FDC Act	Federal Food, Drug and Cosmetic Act, as amended
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GEM Warrants	4,608 shares of common stock that may be issued upon the exercise of warrants issued to GYBL under the terms of the GEM Agreement at an exercise price of $1.5675 per share
GMP	Good Manufacturing Practices
GYBL	GEM Yield Bahamas Limited
Hatch-Waxman Act or Hatch-Waxman Amendments	Drug Price Competition and Patent Term Restoration Act of 1984
HHS	United States Department of Health and Human Services
IMPDs	Investigational Medicinal Product Dossiers
IND	Investigational New Drug
Investor Notes	The 2021 Notes, 2022 Notes and 2023 Notes, collectively.
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 21,993 shares of our common stock at a weighted average exercise price of $2,725.90 per share
MAD	Multi-Ascending Dose
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger

MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NEO	Named Executive Officer
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
NME	New molecular entity
Orange Book	FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
PCT	Patent Cooperation Treaty
PDMA	U.S. Prescription Drug Marketing Act
PK	Pharmacokinetics
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 4,518 shares of our common stock at an exercise price of $3.64 per share and in (ii) 2022 are exercisable for an aggregate of 38,900 shares of our common stock at an exercise price of $3.64 per share
PTA	Patent Term Adjustment
PTE	Patent Term Extension
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 41,666 shares of our common stock at an exercise price of $2,760.00 per share
R&D	Research and Development
Recro	Recro Gainesville LLC
Recro Agreement	Manufacturing Agreement, dated September 19, 2019, by and between Recro Gainesville LLC and the Company
REMS	Risk evaluation and mitigation strategy
Resale Registration Statement	Ensysce’s Resale Registration Statement filed on August 9, 2021
SARS-CoV-2	Severe acute respiratory syndrome coronavirus 2
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, or October 23, 2023 as the context dictates, by and between Ensysce and the institutional investors party thereto
Signature	Signature Therapeutics Inc.
SPA	A Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, or October 23, 2023 as the context dictates, by and between Ensysce and the institutional investors party thereto
SUPPORT Act	Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act
TAAP	Trypsin Activated Abuse Protection
TEAEs	Treatment-emergent adverse events
USPTO	United States Patent and Trademark Office

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our company. Factors that may impact such forward-looking statements include:

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	our ability to continue as a going concern for the next twelve months;

●	the risk that our lead product candidate PF614 and PF614-MPAR may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for our research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Annual Report on Form 10-K;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics;

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or establish and maintain effective internal controls over financial reporting;

●	the risk that our common stock will be delisted from Nasdaq;

●	the risk that we may not be able to regain or maintain compliance with applicable listing standards of Nasdaq;

●	potential litigation associated with the Business Combination Transactions;

●	other factors disclosed in this Annual Report on Form 10-K; and

●	other factors beyond our control.

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

Our current development pipeline includes two new drug platforms - an abuse-resistant opioid prodrug technology – the Trypsin Activated Abuse Protection, or the TAAP platform, and an over-dose protection opioid prodrug technology - the Multi-Pill Abuse Resistant, or the MPAR® platform. The TAAP platform is designed to seek to improve the care of patients with chronic pain while reducing the human and economic costs associated with prescription opioid drug abuse. The MPAR® platform when combined with our TAAP prodrugs is designed not only to seek to prevent abuse of prescription drugs but also to reduce overdose occurrences. Each prodrug is intended to be able to be combined with our MPAR® technology for overdose protection. Additionally, nafamostat di-mesylate (“nafamostat”), which is an ingredient in our overdose protection combination products, is also being developed for the intended purpose of treating infection and pulmonary lung diseases.

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

Utilizing this approach, we filed an Investigational New Drug application, or IND (116794), and commenced a Phase 1 clinical trial for PF614, which was completed in February 2018. The clinical data from the Phase 1 trial demonstrated that oxycodone released from PF614 as chemically-designed, and that it was absorbed following oral administration of the TAAP PF614, resulting in blood levels that matched the same release profile as the extended release oxycodone product, OxyContin OP. A second multi-ascending dose study with a bioequivalent arm was completed in July 2022 and a nasal human abuse potential (HAP) study was completed in October 2022. A second oral HAP study was completed in March 2023. Most recently, a study to evaluate efficacy was completed in December 2023.

The MPAR® technology is designed to limit the bioavailability of active opioid following co-ingestion of multiple doses, whether inadvertent or intentional, through a combination of a TAAP prodrug with nafamostat. Nafamostat is a small molecule that clinical studies have shown to have a steep dose response curve and to be a highly potent trypsin inhibitor. When combined with our TAAP prodrugs, our MPAR® technology is designed not to affect metabolism and the release of the active pharmaceutical ingredient. However, if the MPAR® combination product is taken in larger quantities than intended, the excess nafamostat is designed to inhibit trypsin, thereby preventing metabolic activation and averting a drug overdose. We believe the potential benefits to society of an opioid that resists both oral and parenteral abuse are considerable. A Phase 1 study to explore the combination of PF614 and nafamostat, PF614-MPAR-101 was initiated in December of 2021, and early data from the study reported in May 2022 demonstrated the combination product showed overdose protection, with a reduction in the release of oxycodone over that of PF614 delivered alone. A second part of this trial to confirm overdose protection from PF614-MPAR 25 mg was completed in 2023 and data reported in May 2023. PF614-MPAR was granted Breakthrough Therapy designation by the FDA in January 2024.

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

PF614

PF614 is our lead TAAP prodrug candidate under development for the treatment of acute or chronic pain. PF614 is a delayed release TAAP prodrug designed to release oxycodone under certain specific physiological circumstances when taken orally. PF164 was evaluated for safety and pharmacokinetic release of oxycodone in a Phase 1 single ascending dose clinical trial in 64 healthy subjects. The trial showed that PF614 was well tolerated with no serious adverse events. The study also showed pharmacokinetics had a maximum blood concentration of oxycodone at 4 to 6 hours after swallowing PF614, demonstrating its delayed release profile. A second Phase 1b multi-ascending dose study (MAD) was initiated in 2021 to evaluate PF614 delivered to healthy subjects twice daily for 4.5 days. This study evaluated both safety and PK, with a second part to evaluate the bioequivalence (BE) of PF614 versus OxyContin. Final data from this trial was reported in July 2022. The MAD study demonstrated both the safety of PF614 showing it was well tolerated at doses up to 200 mg, which was comparable to 80 mg of OxyContin both delivered twice daily. The BE study arm followed the successful completion of the multi-ascending twice-daily dosing study of PF614 and compared the release of oxycodone from PF614 versus OxyContin® administered to subjects in both fasted and fed states. It was concluded that 100 mg PF614 was bioequivalent to 40 mg OxyContin under both fasted and fed conditions. This data is critical to understand future prescribing criteria for PF614 as an agent bioequivalent to OxyContin and therefore may be developed through the 505(b)(2) regulatory path as defined by the FDA. The intranasal (IN) and oral human abuse potential of PF614 was assessed in two different studies. In study 1, PF614-103, we evaluated the abuse potential of PF614 100 mg relative to crushed oxycodone immediate-release (IR) tablets 40 mg (equivalent opioid doses) and placebo following intranasal administration. In study 2, PF614-104, we evaluated the oral abuse potential of intact PF614 at 3 different dose levels 50, 100 and 200 mg to IR oxycodone 40 mg and placebo. The purpose of this study is to assess the PK and human oral abuse potential of PF614. An efficacy study, PF614-201 was conducted to evaluate 50 and 100 mg PF614 in 16 healthy male subjects for the time of onset of pain relief and the ability of PF614 to relieve pain. The data will be used to design our Phase 3 clinical trials. We believe PF614 has the potential to provide a safer alternative to the abuse deterrent formulated opioid products that are currently commercially available.

PF614-MPAR

PF614-MPAR, a combination product of PF614 and nafamostat has been designed to limit abuse potential by providing resistance to use through injection or inhalation and to provide overdose protection against excessive oral ingestion. Our IND application (150966) for PF614-MPAR received FDA allowance on April 27, 2021 following the release of a Full Clinical Hold from January 8, 2021. We addressed deficiencies from the initial IND submission, amended the protocol and submitted a response to the clinical hold letter on March 29, 2021. We initiated a Phase 1 clinical trial, PF614-MPAR-101, to evaluate safety and PK in healthy subjects in December 2021. Initial data from this trial was reported in May of 2022. The PF614-MPAR-101 overdose protection study examined PF614 administered orally alone or in combination with the trypsin inhibitor nafamostat (MPAR®) to healthy volunteers. The initial data demonstrated the overdose protection of our MPAR® combination product, with reduced release of oxycodone from PF614 in a simulated overdose situation. It also demonstrated the PF614 in the systemic circulation (simulated injection) did not convert to oxycodone. We completed the clinical portion and reported data from Part A of this study in December 2022. Part B of the study to test the overdose protection of the selected PF614-MPAR 25 mg formulation by administering an escalating number of dose units to a group of healthy subjects completed enrollment in March 2023. The PK data from Part B successfully showed that PF614-MPAR® 25 mg administered at a prescribed dose of one or two dose units (capsules) provided oxycodone in an equivalent manner to PF614 without MPAR®. However, the simultaneous administration of 3 dose units or greater of PF614-MPAR 25 mg, resulted in reduced oxycodone in the circulation, as compared to the unprotected PF614. There was a highly significant difference between the oxycodone blood levels following delivery of PF614 200 mg versus 8 dose units of PF614-MPAR 25 mg (200 mg PF614 total) demonstrating the overdose protection produced by the MPAR® technology. This was reported in May of 2023. PF614-MPAR was granted Breakthrough Therapy designation by the FDA in January 2024.

MPAR is being tested clinically in partnership with Quotient Sciences, using its integrated Translational Pharmaceutics® platform to search for a PF614-MPAR formulation that allows conversion into oxycodone within the prescribed dose range but reduces conversion to oxycodone at higher than prescribed dose levels in an overdose scenario.

Nafamostat

Nafamostat is an enzyme inhibitor (protease inhibitor) used in our combination overdose protection technology, MPAR®. Due to its ability to inhibit the action of enzymes associated with the COVID-19 infection, we are also developing an oral drug product of nafamostat, for use against coronaviral infections and other pulmonary diseases such as cystic fibrosis. An IND was submitted (149877) for the evaluation of oral nafamostat in coronaviral infections. A Phase 1 trial to evaluate safety and PK was completed in 2021.

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

The CDC recently provided recommendations for clinicians who provide pain care, defining acute pain (duration less than 1 month), subacute pain (duration of 1–3 months), or chronic pain (duration of 3 months or more), not including sickle cell disease related pain management, cancer pain treatment, palliative care, and end-of life care. These guidelines are based on the indications, acute and chronic pain, that we intend to explore for our TAAP and MPAR® opioid products including PF614.

Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches, and other dose forms. Oxycodone is one of the most effective pain killers available today. This drug helps the patient to overcome pain and focus on his or her work. Opioids have a risk of dependence and, when used improperly, a common side effect of high doses of opioids like oxycodone can be euphoria, or a “high.” As a result of these side effects, opioids have become amongst the most misused or abused prescription drugs in the United States. Opioid abuse was declared a public-health emergency in 2017 when more than 91 people died each day from opioid-related overdoses. In 2021 the total number of opioid-related deaths rose to 109,600, with 45 people dying each day from a prescription opioid overdose.

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

Nafamostat

Nafamostat’s market opportunity is multifaceted. The oral form could be used alone or in combination with other antiviral drugs that target separate processes needed for virus product, such as RNA replication or viral protein processing. Nafamostat delivered orally was evaluated in a Phase 1 study for safety and tolerability with the anticipation of further evaluating an oral nafamostat drug product against COVID-19 in Phase 2 trials, however at this time the oral nafamostat program is not the company’s primary focus.

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

MPAR® Prescription Drugs

MPAR® combination therapy, involves co-formulating TAAP prodrugs with a trypsin inhibitor, nafamostat, which, when administered at prescribed dose levels, are intended to have no effect on the conversion of the prodrug to the active ingredient thus allowing normal drug plasma exposure levels. However, if the drug were taken in greater than prescribed quantities, the trypsin inhibitor would also be present at higher levels, inhibiting the first step in the activation process, preventing the conversion of the prodrug to the active ingredient thus limiting the potential to an overdose from the medication.

Our Development Programs

We are currently developing product candidates designed to improve the safety and performance of prescription drugs. Our primary focus has been on opioid pain products and opioid use disorder products. Each prodrug is intended to be able to be combined with our MPAR® technology for overdose protection. Additionally, nafamostat, which is an ingredient in our overdose protection combination products, may be developed for infection and pulmonary lung diseases. Besides our clinical candidates, we have a product portfolio of other TAAP and MPAR® opioids and amphetamines that could potentially be developed to build on this pipeline.

Clinical agents

PF614

PF614 is a chemically modified, extended-release oxycodone-derivative which releases clinically effective oxycodone only when exposed trypsin in the gut (i.e., when the drug is ingested). This approach differs from formulation-based strategies which are currently commercially available, in a number of ways. First, the abuse-resistance provided by PF614 is retained even when dissolved in water and is designed to be unaffected by simple physical manipulations (e.g., extraction, chewing, and/or crushing). It also limits the bioavailability of active medication following co-ingestion of multiple doses.

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

PF614-101 Phase 1 Clinical Trial

PF614 (IND 116796) has been evaluated in a Phase 1 clinical study for safety and pharmacokinetics of oxycodone release in 64 healthy subjects in seven different closing cohorts from November 2016 to January 2018. This study was conducted for us by PRA Health Sciences – Early Development Services Lenexa, Kansas, principal investigator, Daniel Dickerson, M.D., Ph.D. to evaluate the safety and pharmacokinetics of PF614, as well as the pharmacokinetics of oxycodone at doses sufficient to characterize the extent to which plasma oxycodone is produced and maintained following oral ingestion of PF614 and was compared to the oxycodone released from extended release oxycodone from OxyContin OP. Subjects were randomized to receive a single dose of PF614 (dose of 15, 25, 50, 100, and 200 mg with 6 subjects per dosing group) or OxyContin OP (dose of 10, 20, 50, and 80 mg with 2 subjects per dosing group). New subjects were recruited for each cohort. Cohort 1 compared subjects receiving PF614 and OxyContin OP with and without naltrexone blockade. Naltrexone is an opioid blocker to prevent opioids from attaching to the opioid receptors, preventing the effect of the opioid medication such as pain relief, feeling of euphoria or respiratory depression. The single ascending dose study also compared the release of oxycodone from PF614 under both fasted and fed conditions at the highest dose of PF614 evaluated, 200 mg. The pharmacokinetics of the prodrug fragments was also evaluated. In addition, this study instructed as to the “conversion efficiency” of the PF614 prodrug to oxycodone, with respect to OxyContin.

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

Part B: A total of 57 subjects were included in the PK analyses. The data for Cmax, AUC0-t, and AUC0-inf of oxycodone post 100 mg PF614 versus 40 mg OxyContin dosing under fasted and fed conditions were completely contained within the standard bioequivalence limits of 80% to 125%. Therefore, it was concluded that 100 mg PF614 was bioequivalent to 40 mg OxyContin under both fasted and fed conditions.

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

PF614-104 Oral Human Abuse Potential Clinical Trial

PF614-104 was a randomized, double-blind, placebo- and active-controlled, 5-way crossover study to evaluate the abuse potential and pharmacokinetics of orally administered PF614, relative to oxycodone IR tablets and placebo, in non-dependent recreational opioid users conducted by DVCR, Kansas.

The study consisted of 4 phases: Screening, Qualification, Treatment, and Follow-up. Subjects were randomized to receive PF614 50, 100 and 200 mg, oxycodone 40 mg or placebo orally. The primary objective of the study was to evaluate the abuse potential of PF614 relative to oxycodone immediate-release (IR) tablets and placebo following oral administration in non-dependent recreational opioid users (n=28), with the primary pharmacodynamic endpoint being the maximum effect (Emax) for Drug Liking (“at this moment”) and “Take Drug Again” Emax (Secondary endpoint) measured up to 24 hours after dosing using a visual analogue scale (VAS). The secondary objectives of the study were to evaluate the pharmacokinetic profile of PF614 relative to oxycodone IR tablets and to evaluate the safety of PF614.

PF614 produced statistically lower effects than oxycodone, the lowest dose p<0.0001, and statistically significant overall “Drug Liking” at both the low and the mid doses p<0.0001 and p=0.0025, respectively. PF614 took a significantly lower median time to reach Emax for “Drug Liking” than oxycodone at all three dose levels, which is highly important for reducing drug abuse. Similar findings were noted with a second endpoint “Take Drug Again”. The secondary endpoint was met at both the low and mid dose of PF614 with highly significant values of p<0.001 and p=0.0038, respectively, and was numerically lower than comparator even at double the dose, demonstrating that recreational users would be less motivated to abuse PF614 compared to immediate release oxycodone.

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

PF614-201 Time of Onset clinical study

PF614-201 was a randomized, double-blind, placebo-controlled study of PF614 50 and 100 mg to evaluate the onset of analgesia following administration of a single oral dose of PF614 in healthy male subjects in an experimental pain model (cold pressor test [CPT]). This study was initiated in September of 2023 and enrolled 16 subjects. The Treatment Phase consisted of 2 treatment periods; PF614 50 mg or 100 mg versus placebo. The CPT, pharmacodynamic (PD), and safety assessments were conducted prior to dosing and for six hours after each study drug administration. This study was the first to successfully demonstrate the efficacy of PF614. Data was reported December 2023, stating the time-of-onset of pain relief from both doses of PF614 was identified, and PF614 did decrease the intensity of pain.

Next Steps

An End of Phase 2 regulatory meeting request for PF614 IND 116794 was submitted on October 13, 2023, with a meeting was held on January 30, 2024. The meeting clarified the non-clinical and clinical Phase 3 study plans for the further development of PF614 which are expected to initiate in mid-2024.

PF614-MPAR

We initiated a Phase 1 study that is evaluating PF614-MPAR in study entitled “A Single Dose, 2 Part Study to Evaluate the Pharmacokinetics of Oxycodone and PF614, when PF614 Solution is Co-Administered with nafamostat, as an Immediate Release Solution and/or Extended Release (ER) Capsule Formulations in Healthy Subjects:” We are clinically testing MPAR® in partnership with Quotient Sciences, using its integrated Translational Pharmaceutics® platform to search for a PF614-MPAR formulation that allows conversion into oxycodone within the prescribed dose range but reduces conversion to oxycodone at higher than prescribed dose levels in an overdose scenario.

PF614-MPAR-101 Phase 1 Clinical Trial

The primary objectives of the Phase 1 study are to assess the pharmacokinetics of oxycodone, when PF614 solution is administered alone and with nafamostat as an immediate release solution and/or extended-release capsule prototypes. The study is designed to aid in the selection of the optimal nafamostat formulation and dose to combine with PF614 in order to provide oxycodone when a prescribed dose is taken yet attenuate the maximum plasma concentration (Cmax) and the area under the concentration time curve (AUC) of oxycodone when more than the prescribed PF614-MPAR dose is taken. Initial data was reported in May 2022 that demonstrated nafamostat administer in combination with PF614 in a simulated overdose situation reduced the release of oxycodone from PF614 as designed. We completed the clinical portion of Part A of this study in December 2022, with the identification of an optimal drug product formulation. A second, Part B was initiated in January 2023 to test the overdose protection of the selected formulation by administering an escalating number of dose units to a group of healthy subjects. Enrollment was completed in March 2023.

Part B was a dose escalation study of PF614 25 mg alone, or increasing dose units of PF614-MPAR 25 mg (PF614 25 mg with 1 mg formulated nafamostat), and enrolled 6 to 8 healthy subjects in each cohort. PF614-MPAR 25 mg was delivered at 1, 2, 3, 5, and 8 doses simultaneously, with safety and PK endpoints. The plasma PK of oxycodone released from PF614 or PF614-MPAR was measured and compared to prior data where PF614 was delivered up to 200 mg alone. Additionally, the PK of parent PF614 and metabolic fragments were measured.

The results of the study successfully demonstrated that up to 2 dose units of PF614-MPAR delivered oxycodone at the same level as was derived from PF614 without MPAR®. At 3 units of PF614-MPAR the amount of oxycodone delivered was reduced compared to a 75 mg dose of PF614. At 8 dose units there was a significant decrease (p<0.00333) in the maximal oxycodone plasma concentration (Cmax) as compared to that delivered from unprotected PF614 200 mg. In addition, delivering 2 doses of PF614-MPAR sequentially, 12 hours apart did not affect the release of oxycodone from the 2nd dose. Data from this study was reported in May 2023.

PF614-MPAR was granted Breakthrough Therapy designation by the FDA in January 2024. A Type D meeting request to discuss the non-clinical program for PF614-MPAR was submitted in 2023 and responses to questions were received in February 2024.

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

A number of other companies including, but not limited to, Pfizer Inc., Daiichi Sankyo, Endo Health Solutions, Nektar Therapeutics, Teva Pharmaceutical, Inc., Egalet Ltd., KemPharm Inc., Elysium Therapeutics Inc., and Acura Pharmaceutical, have either extended-release or abuse-deterrent products in various stages of development. Other companies offer products indicated for chronic, severe, long-term pain with various delivery technologies, but these products do not have abuse-deterrent claims on their labels. Vertex has recently announced a non-opioid pain product that inhibits NaV1.8 and has entered Phase 3 development.

We do not believe there are other companies developing products that have an overdose mechanism similar to our MPAR® technology.

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

	Countries of Filings*	Natural or Projected Expiry Date
TAAP and MPAR Patents and Applications for Opioids
Compositions Comprising Enzyme-Cleavable Ketone-Modified Opioid Prodrugs and Optional Inhibitors Thereof	U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Mexico, Russia	2030
Compositions Comprising Enzyme-Cleavable Opioid Prodrugs and Inhibitors Thereof	U.S.	2030
Compositions Comprising Enzyme-Cleavable Oxycodone Prodrugs	U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Russia	2032
Compositions Comprising Enzyme-Cleavable Prodrugs and Controlled Release Nafamostat and Methods of Use Thereof	U.S., PCT, Taiwan	2042
Active Agent Prodrugs with Heterocyclic Linkers	U.S., Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Russia	2032
Enzyme-Cleavable Methadone Prodrugs and Methods of Use Thereof	U.S., PCT, Europe, Brazil, China, Japan, Korea, Canada, Mexico, Australia, India, Israel	2042
Nafamostat Patents and Applications
Methods of Treating Coronavirus Infections and COVID-19	U.S., Canada, Europe	2041
Oral formulations of Nafamostat	U.S., PCT, Taiwan, Europe, Brazil, China, Japan, Korea, Canada, Mexico, Australia, India, Israel	2042
Methods of Treating Respiratory Diseases with Mucostasis	Germany, France, Italy, United Kingdom	2028
TAAP and MPAR Patents and Applications for Amphetamines
Compositions Comprising Enzyme-Cleavable Amphetamine Prodrugs and Inhibitors Thereof	U.S., Europe	2031
Compositions Comprising Enzyme-Cleavable Amphetamine Prodrugs and Inhibitors Thereof	U.S., Europe, Hong Kong	2040

*”Europe” refers to patent applications filed in, and patents issued by, the European Patent Office (“EPO”), which can provide the basis for rights in multiple countries that are members of the European Patent Convention.

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

TAAP and MPAR® Patents and Applications for Opioids

Following our merger with Signature, we became the owner of patent families that include several granted U.S. patents, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia, relating to chemically modified opioids, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety and pharmaceutical compositions containing these modified opioids, pharmaceutical compositions containing these modified opioids and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain. Three of these patent families are directed to ketone containing opioids and cover PF614 and PF614-MPAR and certain methadone TAAP product candidates that are still in the discovery phase. These three families contain issued patents in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia and expire between 2030 and 2032, subject to any applicable patent term extension that might be available in a jurisdiction. We also own pending United States, Patent Cooperation Treaty (PCT), and Taiwan applications directed to oral formulations of PF614-MPAR, which if pursued and issued would expire in 2042, subject to any potential patent term adjustment or extension that may be available in a jurisdiction. We also own one patent family that includes granted patents in the United States, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia, relating to chemically modified ketone-containing agents, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing these modified ketone-containing agents, pharmaceutical compositions containing these modified ketone-containing agents and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain, would cover certain methadone TAAP product candidates that are still in discovery phase and expire in 2032. While we own these patent families, we have not updated records in the various patent offices to reflect our ownership of these patent families. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. Furthermore, as noted above, we have not obtained assignments for certain patent applications relating to abuse-resistant amphetamines.

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

TAAP and MPAR® Patents and Applications for Amphetamines

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

Trademarks and Trade Secrets

We intend to pursue trademark registrations in the United States and other significant commercial markets for our product candidates as they progress through clinical development. We received registration of our trademark for MPAR on May 16, 2023.

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

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. Our drug substance and drug products are manufactured for us by contract manufacturing organizations, or CMOs, to our specifications. Any manufacturing problem or the loss of a CMO could be disruptive to our operations.

Our lead product candidate, PF614, is a small molecule opioid prodrug. As such, it is a controlled substance, regulated by the Drug Enforcement Administration (“DEA”) and state-controlled substance authorities. Our CMOs will be required to be registered with DEA and will be responsible for obtaining adequate quota to manufacture and otherwise handle controlled substances.

We currently engage third parties to provide clinical supplies of PF614 and nafamostat. We also currently engage a CMO to provide drug product manufacture of PF614, PF614-MPAR and nafamostat. We currently have sufficient supplies of PF614 and nafamostat on hand for our current clinical trial needs. Any reliance on suppliers may involve several risks, including a potential inability to obtain critical materials and reduced control over production costs, delivery schedules, reliability, and quality.

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

Societal CDMO

Societal CDMO manufactures PF614 and other clinical trial drug products under cGMP conditions and provides stability studies with respect to our PF614 clinical trials. Societal has completed the manufacture of PF614 50 and 100 mg capsules that have been used in clinical studies PF614-102, PF614-103, PF614-104 and PF614-201. We expect to enter into additional related agreements with Societal CDMO as we manufacture future batches of PF614. In the event that Societal is unable to perform the services anticipated under future agreements, we may be subject to unforeseen costs and delays with respect to our clinical trials. See “Risk Factors—We expect to be completely dependent on third parties to manufacture our product candidates, and our commercialization of our product candidates could be halted, delayed or made less profitable if those third parties fail to maintain a compliance status acceptable to the FDA or comparable foreign regulatory authorities, fail to provide to us with sufficient quantities of our product candidates or fail to do so at acceptable quality levels or prices” for more information.

Government Grants

We have received funding under federal grant award programs through governmental agencies, such as the NIH and NIDA. For the year ended December 31, 2023, we received federal grant funding totaling $2.2 million, $1.3 million from NIH related to the Phase 1 clinical trial for PF614-MPAR and $0.9 million from NIDA for preclinical development of our opioid use disorder-MPAR® technology. Current remaining funding under approved grants totaled $2.2 million as of December 31, 2023, covering the period through August 2024. We may apply for additional grant funding from these or similar governmental agencies in the future.

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

Further, upon the closing of the Merger, GEM Global became entitled to a commitment fee in the form of cash or freely tradeable shares of our common stock in an amount equal to 2% of the Aggregate Limit or $1.2 million to be paid in two tranches. The commitment fees have been paid in full.

Additionally, we issued a warrant with a 36-month term at the closing of the Merger granting GYBL the right to purchase 4,608 shares of our common stock at a strike price per share equal to $1.5675, after several downward adjustments to the strike price. Any failure by us to timely transfer the shares under the warrant pursuant to GYBL’s exercise will entitle GYBL to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend and reverse stock splits. The strike price is subject to adjustment for issuances of additional common shares at a price per share less than the strike price.

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

Finally, pursuant to the terms of the GEM Agreement, we are required to indemnify GEM Global for any losses it incurs as a result of a breach by us or of our representations and warranties and covenants under the GEM Agreement or for any misstatement or omission of a material fact in a registration statement registering those shares pursuant to the GEM Agreement. Also, GEM Global is entitled to be reimbursed for legal or other costs or expenses reasonably incurred in investigating, preparing, or defending against any such loss. To date, we have not raised any capital pursuant to the GEM facility and we may not raise any capital pursuant to it prior to its expiration. Restrictions pursuant to the terms of our recent financings may also affect our ability to use the GEM Facility.

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

The FDA Drug Approval Process

FDA approval is required before any new drug can be marketed. A new drug is one not generally recognized by experts qualified by scientific training and experience, as safe and effective for its intended use. The process of drug development is complex and lengthy. The activities undertaken before a new pharmaceutical product may be marketed in the United States generally include, but are not limited to, preclinical studies; submission to the FDA of an IND, which must become active before human clinical trials may commence; adequate and well-controlled human clinical trials to establish the safety and efficacy of the product; submission to the FDA of an NDA; filing of the NDA by FDA; satisfactory completion of an FDA pre-approval inspection of the clinical trial sites and manufacturing facility or facilities at which both the active ingredients and finished drug product are produced to assess compliance with, among other things, patient informed consent requirements, the clinical trial protocols, current Good Clinical Practices, or GCP, and GMPs; and FDA review and approval of the NDA prior to any commercial sale and distribution of the product in the United States.

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

Breakthrough Therapy Designation

FDA Breakthrough Therapy designation is designed to expedite the development and review of drugs that are intended to treat a serious condition where preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapies. The primary intent of Breakthrough Therapy designation is to develop evidence needed to support approval as efficiently as possible. The designation provides all the features of Fast Track designation including accelerated approval and priority review along with intensive guidance involving FDA senior managers on an efficient drug development program.

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

We also believe that (1) PF614 and nafamostat will be eligible for a five-year NCE regulatory exclusivity, and (2) PF614-MPAR will be eligible for a three-year clinical investigation, or CI, regulatory exclusivity, under the Hatch-Waxman Act, during which time no ANDA can be approved.

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

Recent actions to address the opioid abuse epidemic include:

●	FDA guidance: In April 2015, the FDA adopted final guidance regarding studies and clinical trials that should be conducted to demonstrate that a given formulation has abuse-deterrent properties, how those studies and clinical trials will be evaluated, and what product labeling claims may be approved based on the results of those studies and clinical trials. The guidance describes four categories of abuse-deterrence studies and clinical trials: Categories 1, 2, and 3 consist of pre-marketing studies and clinical trials designed to evaluate a product candidate’s potentially abuse-deterrent properties under controlled conditions, while Category 4, post-marketing clinical trials and studies, assesses the real-world impact of abuse-deterrent formulations. The final guidance also provides examples of product label claims that may be made based on the results of the corresponding studies and clinical trials.

●	FDA Opioids Action Plan: In February 2016, the FDA released an action plan to address the opioid abuse epidemic and reassess the FDA’s approach to opioid medications. The FDA’s plan is part of a broader initiative led by the U.S. Department of Health and Human Services (“HHS”), to address opioid-related overdose, death, and dependence.

●	CDC Prescribing Guidelines: In November 2022, the CDC released a new Guideline for Prescribing Opioids for Pain to update their 2016 Guidelines. The new guidance includes recommendations for managing acute (duration of <1 month), subacute (duration of 1–3 months), and chronic (duration of >3 months) pain. The guideline addresses the following four areas: 1) determining whether or not to initiate opioids for pain, 2) selecting opioids and determining opioid dosages, 3) deciding duration of initial opioid prescription and conducting follow-up, and 4) assessing risk and addressing potential harms of opioid use. The guideline addresses the following four areas: 1) determining whether or not to initiate opioids for pain, 2) selecting opioids and determining opioid dosages, 3) deciding duration of initial opioid prescription and conducting follow-up, and 4) assessing risk and addressing potential harms of opioid use.

●	FDA Drug Safety Communication: In April 2023, the FDA issued a communication that in the ongoing effort to address the nation’s opioid crisis, it was making several updates to the prescribing information of opioid pain medicines to provide additional guidance on their use. The changes include label updates addressing addiction, abuse and misuse as well as life-threatening respiratory depression, accidental ingestion, risks from concomitant use with other CNS depressants, neonatal withdrawal and opioid analgesic risk evaluation and mitigation strategy.

●	Enhanced Warnings and Safety Labeling: In March 2016, the FDA announced required enhanced warnings for immediate-release opioid pain medications related to risks of misuse, abuse, addiction, overdose, and death. Subsequently, there have been several class-wide labeling changes, including the addition of boxed warnings relating to serious risks of using certain opioids medications along with benzodiazepines and other central nervous system depressants, including alcohol (Decembers 2016); and additional information relating to the new class-wide REMS (Septembers 2018).

●	Enactment of the Comprehensive Addiction and Recovery Act (“CARA”): In 2016, the CARA was enacted to address the national epidemics of prescription opioid abuse and heroin use. Consistent with the initiatives of HHS, this legislation sought to, among other things, expand the availability of naloxone for law enforcement and other first responders; form an interagency task force to develop best practices for pain management with opioid medications; and provide resources to improve state monitoring of controlled substances, including opioids. In 2018, CARA 2.0 was introduced as follow-up legislation to limit initial prescriptions for opioids to 3 days, while exempting initial prescriptions for chronic care, cancer care, hospice or end of life care, and palliative care.

●	Enactment of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT Act”): In November 2018, the SUPPORT Act was enacted as a comprehensive legislative response to the continuing opioid epidemic. It includes a number of measures directed towards regulation and improvement of treatment for substance use-disorder and increased coverage by CMS of medically assisted treatment options. In addition, the SUPPORT Act requires HHS to report to Congress on existing barriers to access to abuse-deterrent opioid formulations by Medicare Part C and D beneficiaries. It also includes a number of requirements directed at reducing the potential for oversupply of opioids to reduce the potential for misuse and diversion.

Properties

Our principal executive office is located at 7946 Ivanhoe Ave., Suite 201 in La Jolla, California, where we lease a total of 850 square feet of office space that we use for our administrative activities. All development activities are undertaken at contract research organizations. The lease expires in October 2024. We believe that our current arrangements will be sufficient to meet our needs for the foreseeable future, and that, should it be needed, suitable space will be available to accommodate our administrative activities.

Human Capital Resources (Employees)

We have seven full-time employees, one part-time employee and one consultant. Of these, five have a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees is represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Item 1A. Risk Factors

Risks Related to Our Business, Financial Condition and Capital Requirements

There is substantial doubt about our ability to continue as a going concern.

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

In addition, as a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company as we:

●	meet the requirements and demands of being a public company;

●	expand our operational, financial and management systems and increase personnel to support our operations;

●	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;

●	advance our clinical-stage product candidate PF614 through clinical development;

●	advance our preclinical stage product candidates into clinical development;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own or jointly with third parties;

●	maintain, expand and protect our intellectual property portfolio; and

●	make milestone, royalty or other payments due under any future in-license or collaboration agreements.

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

We are a clinical stage pharmaceutical company that will need to raise additional capital to continue to operate as a going concern. Our quarterly operating results are likely to show continued losses in the future. Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical and preclinical development of our product candidates, including our planned Phase 2 program for nafamostat and planned clinical trials for PF614 and PF614-MPAR. We will need to raise additional capital to complete our currently planned clinical trials and any future clinical trials. Other unanticipated costs may arise during our development efforts. If we can obtain marketing approval for product candidates that we develop, we would require significant additional amounts of funding to launch and commercialize such product candidates. We cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop and we will require substantial additional funding to complete the development and commercialization of our product candidates.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024, while advancing our main product candidates such as, PF614 and PF614-MPAR and nafamostat through their respective next phases of clinical development. Our estimate may prove to be wrong, and we could use our available capital resources, if any, sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. To the extent this occurs, it could impose significant dilution on our stockholders.

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

While we have raised capital from other sources, we have not used the GEM Facility to date. Under a Share Purchase Agreement between us, GEM Global Yield LLC SCS (“GEM Global”) and GEM Yield Bahamas Limited (“GYBL”), dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date (the “GEM Agreement”), we are entitled to draw down up to $60 million of gross proceeds from GEM Global in exchange for shares of our common stock at a price equal to 90% of the average closing bid price of the shares of our common stock on Nasdaq for a 30 day period, subject to meeting the terms and conditions of the GEM Agreement. This equity line facility is available for a period of 36 months from the closing date of the Merger. However, we have not been able to make use of the GEM Facility and we may not be able to do so before it expires. Please see the section entitled “Item1. Business” for additional information. The limitations on the amount and frequency of the draws that we can make pursuant to the GEM Agreement, which include the requirement that (i) there be an effective registration statement and (ii) size restrictions relating to our trading volume, may affect the ability to draw under the GEM Agreement and result in proceeds that are less than anticipated.

In addition, the occurrence of the Merger triggered (i) payment of a commitment fee of $1.2 million to GEM Global payable in either our common stock or cash, of which all has been satisfied with 3,838 shares of common stock transferred from related parties in July 2022 and an additional 44,444 shares of common stock issued in January 2023 and (ii) the issuance of a warrant granting GYBL the right to purchase 4,608 shares of our common stock, at a strike price per share reset to $1.5675. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits and certain issuances of additional shares of our common stock.

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

Our future success and ability to generate significant revenue from our product candidates, which we do not expect will occur for several years, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. A Phase 1b study of PF614 was initiated in 2021. Part A of the study completed enrollment in December 2021 and Part B was completed mid-year 2022. Two Human Abuse Potential clinical studies were completed in 2023. An efficacy Phase 2 study of PF614 was completed in December 2023. A Phase 1 trial was also initiated for PF614-MPAR in December 2021 and the clinical portion of Part A of that trial was completed in December 2022. The clinical portion of Part B was initiated in January 2023 and enrollment completed in March 2023. A Phase 1 safety study of nafamostat was completed in 2020. All of our other product candidates are in earlier stages of development and will require substantial additional investment for manufacturing, preclinical testing, clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

We currently have three clinical-stage product candidates as well as certain other product candidates that are at various stages of preclinical development. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively pursuing our more advanced clinical-stage product candidates, such as PF614 and PF614-MPAR, and ensuring the development of additional potential product candidates.

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

Our PF614 and PF614-MPAR product candidates may not be successful in limiting or impeding abuse, overdose or misuse or providing additional safety upon commercialization.

We are committing a substantial majority of our resources to the development of products utilizing our TAAP and MPAR®. There can be no assurance that our products will perform as tested and limit or impede the actual abuse, overdose or misuse of such products or provide other benefits in commercial settings. Moreover, there can be no assurance that if our products are approved by the FDA, the post-approval epidemiological studies required by the FDA as a condition of any such approvals of the products will show a reduction in the consequences of abuse and misuse by patients for whom the applicable product is prescribed. The failure of our products to limit or impede actual abuse, overdose or misuse or provide other safety benefits in practice will have a material adverse impact on market acceptance for such products and on our financial condition and results of operations.

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

We currently only have seven full-time employees, one part-time employee and one consultant and we expect to add additional employees. Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel.

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

We have received funding under grant award programs funded by governmental agencies, such as the NIH and NIDA. To fund a portion of our future research and development programs, we may apply for additional grant funding from these or similar governmental agencies in the future. However, funding by these, and other, governmental agencies may be significantly reduced or eliminated in the future for several reasons. For example, some programs are subject to a yearly appropriations process in Congress. In addition, we may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded. Therefore, we cannot provide any assurance that we will receive any future grant funding from any government agencies, or, if received, we will receive the full amount of the particular grant award. Any such reductions could delay the development of our product candidates and the introduction of new products.

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

We do not currently have, nor do we plan to acquire, the capability or infrastructure to manufacture the ingredients in our product candidates for use in our clinical trials or for commercial product, if any. We have entered into an agreement with Purisys LLC (“Purisys”) for production of PF614 drug substance and a Manufacturing Agreement (the “Recro Agreement”) with Recro Gainesville LLC (“Recro”) now known as Societal CDMO, (“Societal”) for the production of PF614 capsules and other materials and services with respect to our clinical studies. In addition, we do not have the capability to encapsulate any of our product candidates as a finished product for commercial distribution. As a result, we expect to be obligated to rely on contract manufacturers, like Societal, if and when any of our product candidates are approved for commercialization. In the event that Societal is unable to perform its obligations under the Recro Agreement, we may be unable to replace the Recro Agreement on terms as favorable to us. We have not entered into an agreement with any contract manufacturers for commercial supply and may not be able to engage a contract manufacturer for commercial supply of any of our product candidates on favorable terms to us, or at all.

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

Our contract manufacturers, including Purisys and Societal, will be subject to ongoing periodic unannounced inspections by the FDA, DEA and corresponding state and foreign agencies for compliance with cGMPs, security, recordkeeping and similar regulatory requirements. Although we will not have control over our contract manufacturers’ compliance with these regulations and standards, we are nonetheless responsible for assuring such compliance. Failure by any of our contract manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure to grant approval to market any of our product candidates, delays, suspensions or withdrawals of approvals, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and results of operations. Failure by our contract manufacturers to comply with or maintain any of these standards could adversely affect our ability to develop, obtain regulatory approval for or market any of our product candidates.

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

With respect to our existing and future product candidates, we may choose to collaborate with third parties that have direct sales forces and established distribution systems to serve as an alternative to our own sales force and distribution systems. Our future product revenue may be lower than if we directly marketed or sold our product candidates, if approved. In addition, any revenue we receive will depend in whole or in part upon the efforts of these third parties, which may not be successful and are generally not within our control. If we are not successful in commercializing any approved products, our future product revenue will suffer, and we may incur significant additional losses.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining regulatory approval from the FDA. Foreign regulatory authorities, such as the EMA, impose similar requirements. The time required to obtain approval by the FDA and comparable foreign authorities is inherently unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during a product candidate’s clinical development and may vary among jurisdictions. To date, we have not submitted an NDA to the FDA or similar drug approval submissions to comparable foreign regulatory authorities for our most advanced product candidate, PF614, or any other product candidate. We must complete additional preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans before we will be able to obtain these approvals.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is inherently uncertain as to outcome. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. The clinical development of our initial and potential additional product candidates is susceptible to the risk of failure inherent at any stage of development, including failure to demonstrate efficacy in a clinical trial or across a broad population of patients, the occurrence of adverse events that are severe or medically or commercially unacceptable, failure to comply with protocols or applicable regulatory requirements, and determination by the FDA or any comparable foreign regulatory authority that a product candidate may not continue development or is not approvable. It is possible that even if any of our product candidates has a beneficial effect, that effect will not be detected during clinical evaluation because of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, because of the same factors, our clinical trials may indicate an apparent positive effect of such product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials, we may fail to detect toxicity of, or intolerability caused by, such product candidate, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case. Serious adverse events, or SAEs, or other adverse effects, as well as tolerability issues, could hinder or prevent market acceptance of the product candidate at issue.

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

The FDA may recommend scheduling with respect to any of our current or future product candidates. In such event, prior to a product launch, the DEA will need to determine the controlled substance schedule of the product, considering the recommendation of the FDA. The timing of the scheduling process is uncertain and may delay our ability to market any product candidate that we successfully developed and approved.

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

We hold INDs for PF614 and nafamostat and completed a Phase 1 trial for each product candidate. We have completed multiple human abuse potential and efficacy studies for PF614. We have applied for and received fast track designation for PF614. However, fast track designation does not guarantee a faster development or regulatory review or approval process and does not assure FDA approval. We have received feedback from the FDA on requirements to achieve abuse deterrent labeling claims for PF614. We have also received an IND for PF614-MPAR and have completed an initial Phase 1 study. We have been granted Breakthrough Therapy designation by the FDA for PF614-MPAR. For all INDs that we hold we have received feedback on required pre-clinical, manufacturing and clinical studies that will be required for an NDA.

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

We have obtained Fast Track designation for PF614 for management of moderate to severe chronic pain when a continuous, around-the-clock analgesic is needed for an extended period. We believe that Fast Track designation will enable us to facilitate the development and expedite the review of PF614. Fast Track designation does not ensure that PF614 will receive marketing approval or that approval will be granted within any timeframe. As a result, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast Track designation does not guarantee that an NDA will obtain priority review designation. If any of these events occur, it could require us to conduct more extensive clinical trials and go through more extensive FDA reviews, which could substantially increase expenses and delay the time for commercializing our products.

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

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. The Investor Notes contain such restrictions including a pledge of substantially all of our tangible and intangible assets, including our intellectual property.

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

We are a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

Our internal controls over financial reporting currently may not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

Our management has significant requirements for enhanced financial reporting and internal controls as a public company. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis or result in material misstatements in our consolidated financial statements, which could harm our operating results. In addition, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could materially adversely affect us and lead to a decline in the market price of our common stock.

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

Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

●	the timing and success or failure of clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry,

●	our ability to successfully recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

●	the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;

●	our ability to obtain marketing approval for our product candidates and the timing and scope of any such approvals we may receive;

●	the timing and cost of, and level of investment in, research and development activities relating to our product candidates, which may change from time to time;

●	the cost of manufacturing our product candidates, which may vary depending on the quantity of production and the terms of our agreements with manufacturers;

●	our ability to attract, hire and retain qualified personnel;

●	expenditures that we will or may incur to develop additional product candidates;

●	the level of demand for our product candidates should they receive approval, which may vary significantly;

●	the changing and volatile U.S. and global economic environments; and

●	future accounting pronouncements or changes in our accounting policies.

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

We have issued warrants to purchase shares of our common stock in connection with various financing transactions. To the extent these warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of shares of our common stock and increase the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares of common stock in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

Our issuance of additional capital stock in connection with financings, acquisitions, investments and our 2021 Omnibus Incentive Plan will dilute all other stockholders.

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

On November 13, 2023, we received notice from the Listing Qualifications department of Nasdaq stating that, due to our non-compliance with the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) as of September 30, 2023, we were subject to delisting unless we timely request a hearing before the Nasdaq Hearings Panel (the “Panel”), which we did, resulting in a hearing before the Panel in early February 2024. The Panel granted our request for continued listing until May 13, 2024. We intend to actively explore options to regain compliance with Nasdaq listing requirements; however, there can be no assurance that we will be able to evidence compliance prior to the expiration of the extension granted to us by the Panel.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented cybersecurity risk management processes intended to protect the confidentiality, integrity and availability of our critical systems and information.

Our cybersecurity risk management program includes:

●	physical, technological and administrative controls intended to support our cybersecurity and data governance framework, including protections designed to protect the confidentiality, integrity and availability of our key information systems;

●	risk assessments designed to help identify material cybersecurity risks to our critical systems and information;

●	designated team members are responsible for managing our cybersecurity risk assessment processes, our security controls, and our response to cybersecurity incidents; and

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls.

We have not identified risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors – Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.”

Governance

Our Board considers cybersecurity risk as part of its risk oversight function. The Audit Committee oversees our cybersecurity and other information technology risks and management’s implementation of our cybersecurity risk management program. The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Board and the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

Our management team, including our Chief Financial Officer, is responsible for assessing and managing our material risks from cybersecurity threats. Our Chief Financial Officer has primary responsibility for our overall cybersecurity risk management program. Our Chief Financial Officer has experience supervising and managing company information technology departments.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from external security personnel; threat intelligence and other information obtained from governmental, public or private sources; and alerts and reports produced by security tools deployed in the information technology environment.

Item 2. Properties

Our principal executive office is located at 7946 Ivanhoe Ave., Suite 201 in La Jolla, California, where we lease a total of 850 square feet of office space that we use for our administrative activities. All development activities are undertaken at contract research organizations. The lease expires in October 2024. We believe that our current arrangements will be sufficient to meet our needs for the foreseeable future, and that, should it be needed, suitable space will be available to accommodate our administrative activities.

Item 3. Legal Proceedings

From time to time, we could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, we review the status of significant matters, if any exist, and assess the potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, we accrue a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation. As of the date hereof, we are not a party to any material legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price and Ticker Symbol

Our common stock is currently listed on the Nasdaq Stock Market under the symbol “ENSC.” Our Public Warrants are currently listed on the OTC Pink Open Market under the symbol “ENSCW.”

The closing price of our common stock and Public Warrants on March 8, 2024, was $0.7852 and $0.041, respectively.

Holders

As of March 8, 2024, there were approximately 71 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023, with respect to securities that may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	581,314	$33.15	2,112
Equity compensation plans not approved by security holders	-	-	-
Total	581,314	$33.15	2,112

Recent Sales of Unregistered Securities and Use of Proceeds

On October 23, 2023, we entered into a Securities Purchase Agreement for an aggregate financing of $1.7 million with investors. The Company issued to the investors (i) 2023 Notes in the aggregate principal amount of $1.8 million for an aggregate purchase price of $1.7 million and (ii) warrants to purchase 3.8 million shares of the Company’s common stock in the aggregate at an exercise price of $1.5675 per share. The first funding of $0.6 million occurred on October 25, 2023 and the second funding of $1.1 million occurred on November 28, 2023. Pursuant to the 2023 Notes, shares of Company common stock were issued to these investors in satisfaction of principal and interest payments. The proceeds are being used for working capital purposes subject to certain customary restrictions. See, “Liquidity and Capital Resources” for a detailed description of the 2023 Notes.

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

We have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses. We may never become profitable.

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

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing additional equity, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations or other strategic transactions with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

We have generated limited revenues and have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is sufficient to fund operations into the third quarter of 2024. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

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

2021 Notes

On September 24, 2021, we entered into the SPA for an aggregate financing of $15.0 million with institutional investors. A first closing under the SPA occurred on September 24, 2021 and a second closing under the SPA occurred on November 5, 2021. At the first closing, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $5.3 million for an aggregate purchase price of $5.0 million and (ii) warrants to purchase 1,507 shares of the Company’s common stock in the aggregate at a current exercise price of $3.64 per share. At the second closing, the Company issued to the institutional investors referenced above, (i) senior secured convertible promissory notes in the aggregate principal amount of $10.6 million for an aggregate purchase price of $10.0 million and (ii) warrants to purchase 3,011 shares of the Company’s common stock in the aggregate at a current exercise price of $3.64 per share. The 2021 Notes were satisfied on October 10, 2022.

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

In connection with each of the first and second closings of the 2022 Notes we also issued warrants to purchase 38,900 shares of the Company’s common stock. The warrants have a current exercise price of $3.64 and are exercisable for five years following issuance of the 2022 Notes.

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

2023 May Offering

On May 12, 2023, the Company completed a public offering of an aggregate of 1,800,876 shares of its common stock at par value $0.0001 per share (including pre-funded warrants in lieu thereof), Series A-1 warrants to purchase up to 1,800,876 shares of common stock and Series A-2 warrants to purchase up to 1,800,876 shares of common stock, at a combined public offering price of $3.887 per share (or pre-funded warrant in lieu thereof) and accompanying warrants. The Series A-1 warrants have an exercise price of $3.64 per share, are exercisable immediately upon issuance and expire five years from the date of issuance, and the Series A-2 warrants have an exercise price of $3.64 per share, are exercisable immediately upon issuance and expire eighteen months from the date of issuance. A holder of a warrant issued in the offering will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to the Company, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99%. Gross proceeds from this offering are approximately $7.0 million before the deduction of placement agent fees and related costs of $0.7 million. The Series A-1 and Series A-2 warrants were repriced to $1.31 per share and exercised in February 2024.

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

2023 Notes

On October 23, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) for an aggregate financing of $1.7 million with investors, including $0.2 million with a board member. At the first closing under the SPA, which occurred on October 25, 2023, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 1,255,697 shares of the Company’s common stock in the aggregate. At the second closing under the SPA, which occurred on November 28, 2023, the Company issued to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 2,511,394 shares of the common stock in the aggregate. The notes mature on April 25, 2024 and May 28, 2024, respectively.

The combined notes are subject to an original issue discount of 8%, have a term of six months from their respective date of issuance and accrue interest at the rate of 6.0% per annum. The notes are convertible into common stock, at a per share conversion price equal to $1.5675. Beginning ninety days following issuance of the notes at the first closing and second closing, respectively, the Company is obligated to redeem monthly one third of the original principal amount under the applicable note, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder of such note. The Company is required to pay the redemption amount in cash with a premium of 10% or, at the election of the investor at any time, some or all of the principal amount and interest may be paid by conversion of shares under the note into common stock based on a conversion price equal to $1.5675. Conversions and repayments of principal and interest on the notes in January and February 2024 totaled $1.7 million.

The warrants have an exercise price of $1.5675 and are exercisable for five years following issuance on each of the first and second closing dates under the SPA. Warrants for 1.3 million shares of common stock were exercised in January 2024.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain elevated as we continue our existing, and commences additional, planned clinical trials for PF614, PF614-MPAR® and nafamostat, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates, subject to our ability to obtain financing. We also expect our related personnel costs to increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, to remain elevated. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

Other Income (Expense)

Loss on issuance of convertible notes

The 2022 Notes were accounted for under ASC 480 – Distinguishing Liabilities from Equity, due to share settlement features contained within the notes. As a result, the 2022 Notes were recorded as liabilities at fair value upon initial recognition and at the balance sheet date. We used a discounted cash flow model and a Monte Carlo simulation to estimate the fair value of the notes, both of which rely on unobservable Level 3 inputs. The loss on issuance of convertible notes represents the difference between the gross proceeds received and the calculated fair value on the issuance date of the notes.

Issuance costs for convertible notes

The issuance costs for convertible notes represent the original issue discount (expensed immediately due to the initial recognition at fair value of the 2022 Notes noted above), and legal and accounting fees incurred in connection with the issuance of the 2022 Notes.

Loss on conversions and change in fair value of convertible notes

When conversions on the 2021 Notes occurred, we calculated the difference between the conversion price and the average of the high and low stock price on the date of conversion. The resulting difference was either a loss if the conversion price was below the average of the high and low stock price on the date of conversion or a gain if the conversion price was above the average of the high and low stock price on the date of conversion.

We elected the fair value option to account for the 2021 Notes as we believe the fair value option provided users of the financial statements with greater ability to estimate the outcome of future events as facts and circumstances change, particularly with respect to changes in the fair value of the common stock underlying the conversion option. The 2022 Notes were accounted for under ASC 480 – Distinguishing Liabilities from Equity, due to share settlement features contained within the notes. We used a discounted cash flow model and a Monte Carlo simulation to estimate the fair value of the notes, both of which rely on unobservable Level 3 inputs. Changes in the fair value of the notes are recognized through earnings for each reporting period.

Issuance of liability classified warrants

The warrants issued with the 2021 Notes and 2022 Notes are liability classified due to certain cash settlement features. We use a Black-Scholes option pricing model to estimate the fair value of the warrants. This represents the immediate expense upon initial recognition of the liability that is included in the statement of operations. The liability is remeasured each reporting period as described further below.

Change in fair value of liability classified warrants

We use a Black-Scholes option pricing model to estimate the fair value of the liability classified warrants. Changes in the fair value of the warrants are recognized through earnings for each reporting period.

Interest Expense

Interest expense consists of interest accrued on our financed directors’ and officers’ insurance, and accumulated interest from the 2023 Notes based on the stated interest rate. In addition, the 2023 Notes balance at December 31, 2023 reflects amortization of the debt discount from the original issuance and a discount associated with the warrant issuances and amortization of the associated debt issuance costs that are all recorded as interest expense. Interest expense related to the 2021 Notes and 2022 Notes was included in the estimate of fair value of the convertible notes.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

We file income tax returns in the United States federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our tax return period for United States federal income taxes for the tax years since 2020 remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions are open for examination from 2019. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions, if any. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or whether our position is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our provision for income taxes. To date, no amounts are being presented as an uncertain tax position.

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

Results of Operations

Comparison of the Years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022	Change
Federal grants	$2,230,520	$2,523,383	$(292,863)
Operating expenses:
Research and development	$7,587,473	$19,835,875	$(12,248,402)
General and administrative	5,361,234	6,909,603	(1,548,369)
Total operating expenses	12,948,707	26,745,478	(13,796,771)
Loss from operations	(10,718,187)	(24,222,095)	13,503,908
Other income (expense):
Loss on issuance of convertible notes	-	(3,609,944)	3,609,944
Issuance costs for convertible notes	-	(1,137,740)	1,137,740
Loss on conversions and change in fair value of convertible notes	146,479	1,792,154	(1,645,675)
Issuance of liability classified warrants	-	(3,737,371)	3,737,371
Change in fair value of liability classified warrants	283,958	6,730,613	(6,446,655)
Interest expense	(353,945)	(109,525)	(244,420)
Other income and expense, net	15,420	86,223	(70,803)
Total other income/(expenses), net	91,912	14,410	77,502
Net loss	$(10,626,275)	$(24,207,685)	$13,581,410
Net loss attributable to noncontrolling interests	(13,201)	(35,393)	22,192
Deemed dividend related to warrants down round provision	12,937	913,204	(900,267)
Net loss attributable to common stockholders	$(10,626,011)	$(25,085,496)	$14,459,485

Federal Grants

Revenue from federal grants totaled $2.2 million for the year ended December 31, 2023, compared to $2.5 million for the year ended December 31, 2022. Revenue decreased $0.3 million during the year ended December 31, 2023, due to the timing of research activities eligible for funding under the grants.

Research and Development Expenses

Research and development expenses were $7.6 million for the year ended December 31, 2023, compared to $19.8 million for the year ended December 31, 2022. The decrease was primarily the result of changes in timing of external research and development costs related to the clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels but may need to be adjusted based on our ability to raise capital sufficient to fund these expenses.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the year ended December 31, 2023, compared to $6.9 million for the year ended December 31, 2022. The decrease was primarily a result of reduced stock-based compensation, reduced liability insurance, legal, and consulting fees and no employee bonus expenses in the 2023 period. We expect future general and administrative expenses to approximate current levels.

Other Income and Expense

Other income and expenses, net, were $91,912 for the year ended December 31, 2023, compared to $14,410 for the year ended December 31, 2022. The decrease was primarily the result of interest expense in the current year offset by changes in the fair value of certain financial instruments. The activity from 2022 included the accounting considerations of the conversions of the 2021 Notes as well as the issuance of the 2022 Notes. There was no corresponding conversions activity in the 2023 period associated with the 2022 Notes due to the accounting under ASC 480. Interest expense incurred in 2023 is primarily driven by the amortization of debt discount and debt issuance costs related to the 2023 Notes.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of December 31, 2023, we had $1.1 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

Remaining funding under approved federal research grants totals $2.2 million and is expected to be utilized by August 2024. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date. Additionally, the grants limit the use of funds to activities that are clearly severable and independent from activities that involve human subjects until the receipt by NIDA of (i) Institutional Review Board (“IRB”) approval, (ii) federal-wide assurance from the Office for Human Research Protections, (iii) a Data and Safety Monitoring Plan, (iv) certification that all key personnel have completed education on the protection of human subjects and (v) a Clinical Trials Dissemination Plan. We must also comply with the data sharing policies of NIDA and the NIH Public Access Policy, that require submission of final peer-reviewed journal manuscripts that arise from the use of grants to PubMed Central immediately upon acceptance for publication.

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

Upon the public listing of the Company’s shares following the closing of the Merger, GEM Global became entitled to a commitment fee in the form of cash or freely tradeable shares of our common stock in an amount equal to 2% of the Aggregate Limit or $1.2 million to be paid in two tranches. The commitment fee for the first tranche, which was equal to 67% of the commitment fee, or $800,000, was discharged with 3,838 shares of common stock transferred from related parties in July 2022. The commitment fee for the second tranche, which was equal to the remaining 33% of the commitment fee, or $400,000 was paid in January 2023 through the issuance of 44,444 shares of registered common stock.

Additionally, we issued a warrant with a 36-month term at the closing of the Merger granting GEM Global the right to purchase 4,608 shares of our common stock (an amount equal to 4% of the total number of our common stock outstanding as of the closing date of the Merger (subject to adjustments described below), calculated on a fully diluted basis), at a strike price per share equal to $2,402.40, which was the closing bid price for such common stock on the first day of trading on Nasdaq. The exercise price was reduced to $1.5675 per share as of December 31, 2023 because of a pricing adjustment per the GEM Agreement which is reflected on the consolidated statement of operations as a deemed dividend. The warrant can be exercised on a cashless basis in part or in whole at any time during the term. Any failure by us to timely transfer the shares under the warrant pursuant to GEM Global’s exercise will entitle GEM Global to compensation in addition to other remedies. The number of shares underlying the warrant as well as the strike price is subject to adjustments for recapitalizations, reorganizations, change of control, stock split, stock dividend, reverse stock splits, and issuances of additional common shares at a price per share less than the exercise price.

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

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception and, as of December 31, 2023, we have an accumulated deficit of $121.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations into the third quarter of 2024, which raises substantial doubt about the Company’s ability to continue as a going concern.

For additional information on risks associated with our substantial capital requirements, please read the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Cash Flows for the years ended December 31, 2023 and 2022

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(10,779,982)	$(17,887,439)
Net cash provided by investing activities	-	4,500
Net cash provided by financing activities	8,755,884	8,765,905
Net decrease in cash and cash equivalents	$(2,024,098)	$(9,117,034)

Operating Activities

During the years ended December 31, 2023 and 2022, we used cash in operating activities of $10.8 million and $17.9 million, respectively. The decrease primarily resulted from the change in net loss between 2022 and 2023 and the timing of vendor invoicing and payments primarily associated with research and development activities.

Financing Activities

During the years ended December 31, 2023 and 2022, net cash provided by financing activities was $8.7 million and $8.8 million, respectively. For 2023, net cash proceeds from 2023 February and 2023 May offerings of $9.1 million, net of transaction costs of $0.4 million, net cash proceeds from 2023 Notes of $1.6 million, and the repayment of financed insurance premiums of $0.5 million and cash payment of 2022 Notes of $1.0 million. In 2022, net cash consisted primarily of net proceeds from the issuance of the 2022 Notes and the net proceeds of the issuance of shares and related warrants in connection with the underwriting agreement completed in December of 2022.

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

Commitments

Our commitments as of December 31, 2023 included an estimated $17.9 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements, we believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple research institutions and CROs that supply, conduct and manage preclinical studies and clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or the prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any period.

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

Smaller Reporting Company Status

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

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2023, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the company’s executive and financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes and includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, errors, or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, we were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to SEC rules that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Management worked with third-party accounting consultants to develop a control structure that can be consistently applied to period-end financial reporting as well as to unusual and infrequent complex accounting transactions. Testing of these remediations was satisfactorily completed during the quarter ended December 31, 2023. There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Executive Officers and Directors

The following persons are our executive officers and directors:

Name	Age*	Position
Executive Officers
Lynn Kirkpatrick, Ph.D.**	67	President, Chief Executive Officer and Class III Director
Geoffrey Birkett	61	Chief Commercial Officer
David Humphrey	55	Chief Financial Officer, Secretary and Treasurer
Jeffrey Millard, Ph.D.	48	Chief Operating Officer (consultant)
Linda Pestano, Ph.D.	55	Chief Development Officer
William Schmidt, Ph.D.	73	Chief Medical Officer
Directors**
Andrew Benton, J.D.	71	Class I Director
William Chang	67	Class I Director
Bob Gower, Ph.D.	86	Class II Director and Chairman of the Board
Adam S. Levin, M.D.	45	Class III Director
Steve R. Martin	62	Class III Director
Lee Rauch	70	Class I Director
Curtis Rosebraugh, M.D., MPH	66	Class II Director

*Ages presented as of December 31, 2023

** Information about Dr. Kirkpatrick is set forth under “Executive Officers”

Information about our Executive Officers and Directors

Executive Officers

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

David Humphrey has served as our Chief Financial Officer since February 2021. Prior to joining the Company, Mr. Humphrey was most recently Chief Financial Officer of Senomyx, Inc. (“Senomyx”), a publicly held biotechnology company focused on taste science. In his previous employment, he guided public company financial reporting, including Forms 10-K, 10-Q, 8-K, S-3, S-8, proxy statements and SOX internal controls compliance, and acted as primary liaison with the audit committee and external auditors. Mr. Humphrey advised Senomyx’s board of directors, as part of core executive management team, in a $75 million acquisition by Firmenich SA, a private Swiss multinational flavor and fragrance company. Previously, he held finance and accounting leadership positions and consulted at numerous life sciences companies, including ActivX Biosciences, Aurora Biosciences and Gensia. Mr. Humphrey started his career as an accountant at Price Waterhouse. He holds a Bachelor of Science with Honors in Accountancy from the University of Illinois at Urbana-Champaign and is a Certified Public Accountant (inactive) in California.

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

Linda Pestano, Ph.D. joined Ensysce in October 2021, as Chief Development Officer. Dr. Pestano has worked throughout her career to guide the development of novel therapeutics to improve patient outcomes and quality of life. She has 20 years of experience developing vaccines, drugs and novel biologics for a diverse range of indications. She has been instrumental in guiding new therapies, including small molecules, nucleic acids, and biologicals through development into clinical trials. Dr. Pestano’s expertise spans lead development, pre-clinical and translational studies, and interacting with multiple regulatory agencies. Dr. Pestano received her PhD from Tufts University and undertook a Post-Doctoral Fellowship with Dana Farber Cancer Institute at the Harvard Medical School in Boston.

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

Directors

Andrew Benton, J.D. has served as a member of our Board since December 2, 2019. Mr. Benton was the President, Chief Executive Officer and Trustee of Pepperdine University from June 2000 to July 2019. Mr. Benton was the former chairman of both the American Council of Education, the major coordinating body for all of the nation’s higher education institutions, and the National Association of Independent Colleges and Universities. Mr. Benton is also past chair of the Association of Independent California Colleges and Universities and a member of the American Bar Association, the Council for Higher Education Accreditation, the President’s Cabinet of the West Coast Conference, the Association of Presidents of Independent Colleges and Universities, and the Los Angeles World Affairs Council. Mr. Benton holds an undergraduate degree in American studies from Oklahoma Christian University and a J.D. from Oklahoma University. We believe that Mr. Benton’s experience governing academic and other institutions qualifies him to serve on our Board.

William Chang serves as Chief Executive Officer of Westlake Realty Group and Chairman of Westlake International Group where he has worked for more than 40 years. Mr. Chang is an investor in the San Francisco Giants of Major League Baseball. Mr. Chang was the former Chairman of U.S. Rugby Football Union. He also served on the Board of the Asia Foundation and San Francisco Port and Social Services Commissions. Mr. Chang holds a Bachelor’s degree in Economics from Harvard University. We believe that Mr. Chang’s extensive business experience and expertise in corporate governance qualifies him to serve on our Board.

Bob Gower, Ph.D. has served as our Chairman since 2008. Dr. Gower was Chief Executive Officer of Lyondell Petrochemical from 1985 through his retirement at the end of 1996. In 1997, he acquired businesses from Howell Corporation that became Specified Fuels and Chemicals. Dr. Gower sold Specified in 2000 and, with Dr. Richard Smalley, founded Carbon Nanotechnologies, Inc. (“CNI”) that same year to develop production capabilities and applications for single wall carbon nanotubes. CNI was acquired by Unidym in 2007. Dr. Gower founded Ensysce in 2008 with the focus of using single wall carbon nanotubes in therapeutic areas. Ensysce subsequently merged with Signature Therapeutics, Inc. and changed its focus to developing safe opioid pain drugs. He has served on the Board of Directors of several public companies, including Kirby Corporation, OmNova and Keystone. He also has been and continues to be involved with several not-for-profit organizations and has especially focused on Communities In Schools Houston, a leading dropout prevention and mental health program, and on Southern Illinois University with focus on the chemistry department. Dr. Gower received his B.S. from SIU and his Ph.D. from the University of Minnesota. We believe that Mr. Gower’s previous board and industry experience qualifies him to serve on our Board.

Adam S. Levin, MD joined the Board in June 2021 and is the Vice Chair of Clinical Operations for the Department of Orthopaedic Surgery at Johns Hopkins University, where he has been on faculty since 2014. He is an Associate Professor of Orthopaedic Surgery and Associate Professor of Oncology, researching treatments related to musculoskeletal oncology, while also maintaining an active clinical practice. Dr. Levin holds the Virginia M. Percy and William Algernon Percy Chair in Orthopaedic Surgery at Johns Hopkins University. He serves in additional leadership roles related to billing, coding, and practice management for the Musculoskeletal Tumor Society, the American Academy of Orthopaedic Surgeons, and the American Medical Association. Prior to joining Johns Hopkins University, Dr. Levin was an Assistant Professor of Orthopaedic Surgery at the Zucker School of Medicine at Hofstra University in New York between 2012 and 2014. From 2010 to 2012, he was a fellow of musculoskeletal oncology and Clinical Instructor at Memorial Sloan-Kettering Cancer Center, following his residency training at the North Shore/LIJ Health System (now Northwell Health) from 2005 to 2010. He has been a member of leadership fellows programs through the North Shore/LIJ Physician High Potential Program, the American Academy of Orthopaedic Surgeons, and the American Orthopaedic Association. Dr. Levin has also continued to serve as Associate Editor for CME for the Journal of Bone and Joint Surgery since 2016, and is on the Steering Committee for the Musculoskeletal Tumor Registry. Dr. Levin served as a subject-matter consultant to our predecessor, LACQ, during their initial review of our preclinical and Phase I clinical trial results. Dr. Levin holds a B.S. in Biology with a concentration in Animal Physiology from Cornell University, an M.D. from New York Medical College, and is currently studying at the Johns Hopkins University Carey School of Business for an M.B.A. with a specialization in Healthcare Management, Innovation, and Technology. We believe that Dr. Levin is qualified to serve as a member of our Board based on his academic and practice experience and his detailed knowledge of value-based care, acute and chronic pain management, novel drug design, and health care operations and management.

Steve R. Martin has served as a member of our Board since August 2020. Mr. Martin was formerly Senior Vice President and Chief Financial Officer of Armata Pharmaceuticals, Inc., a clinical development stage biotechnology company listed on New York Stock Exchange, from January 2016 until his retirement from the position on June 30, 2022. Previously, Mr. Martin served as Senior Vice President and Chief Financial Officer of Applied Proteomics, Inc., a molecular diagnostics company, from December 2014 to August 2015. From June 2011 to December 2014, Mr. Martin served as Senior Vice President and Chief Financial Officer of Apricus Biosciences, Inc. (“Apricus”), a publicly traded pharmaceutical company, and served as the Interim Chief Executive Officer of Apricus from November 2012 through March 2013. From 2008 to January 2011, Mr. Martin served as Senior Vice President and Chief Financial Officer of BakBone Software (“BakBone”), a publicly traded software company. During his final 10 months with BakBone until the company’s acquisition in January 2011, Mr. Martin also served as BakBone’s Interim Chief Executive Officer. From 2005 to 2007, Mr. Martin served as Chief Financial Officer of Stratagene Corporation, a publicly traded research products and clinical diagnostics company. Mr. Martin’s previous experience also includes serving as Controller with Gen-Probe Incorporated, a publicly traded molecular diagnostics company, as well as 10 years with Deloitte & Touche LLP, a public accounting firm. Mr. Martin holds a Bachelor in Science in Accounting from San Diego State University and is a certified public accountant (inactive). We believe that Mr. Martin’s expertise in biopharmaceutical industry and accounting expertise qualifies him to serve on our Board.

Lee Rauch has served on our Board since February 2022. She is an experienced Chief Executive Officer and Strategy Advisor, has served both public and private companies. During her near 40-year career, Ms. Rauch successful built companies ranging in focus from pre-clinical research to advanced clinical development, took the lead in mergers and acquisitions and used her experience to secure financing for public and private biotech companies. Among her many leadership roles, Ms. Rauch, was notably a founding member of McKinsey & Co.’s International Pharmaceutical Practice and the Executive Chairman of Springboard Enterprises Health Innovation Hub. Most recently, Ms. Rauch, served as President and CEO of Viridian Therapeutics, Inc. Ms. Rauch received a B.S. in Chemistry from Arizona State University and an M.B.A. in Finance from the University of Chicago. We believe that Ms. Rauch’s biopharmaceutical industry experience and expertise qualifies her to serve on our Board.

Curtis Rosebraugh, M.D., MPH has served on our Board since 2021. He is a member of Griebel and Rosebraugh Consulting LLC since May 2018, where he is a regulatory consultant for small molecule and biological drug development. Prior to forming a consulting firm, he was employed by the Food and Drug Administration since 2000, holding the position of Director of the Office of Drug Evaluation II (“ODEII”) within the Center for Drug Evaluation and Research (“CDER”) from 2007 until his retirement in 2018, with supervisory responsibility for the evaluation of all drug products within 3 divisions: the Division of Pulmonary, Allergy and Rheumatology Products, the Division of Metabolism and Endocrinology Products and the Division of Anesthesia, Analgesia, and Addiction Products. In this position, he has overseen the development and approval of over 50 new drugs, was responsible for the planning of over 100 advisory committee meetings, led ODE II through several controversial safety issues and has received many honors and awards. Dr. Rosebraugh has been involved in the development of abuse deterrent opioid formulations and has also been involved in the development of the biosimilar program as well as many other CDER initiatives. Dr. Rosebraugh received his undergraduate degree in pharmacy in 1981, his Medical Degree in 1986 and completed a residency in Internal Medicine in 1989, all at the University of Kansas. He completed a Masters of Public Health at Johns Hopkins School of Public Health in 1999 and a Clinical Pharmacology Fellowship at Georgetown University in 2000. We believe that Dr. Rosebraugh’s regulatory experience in the biopharmaceutical industry qualifies him to serve on our Board.

Role of Board in Risk Oversight

The Board has extensive involvement in the oversight of risk management related to us and our business and accomplishes this oversight through the regular reporting to the Board by the audit committee. The audit committee represents the Board by periodically reviewing our accounting, reporting and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the audit committee reviews and discuss all significant areas of our business and summarize for the Board all areas of risk and the appropriate mitigating factors. In addition, our Board receives periodic detailed operating performance reviews from management.

Composition of the Board

Our business and affairs are managed under the direction of the Board. Our Board consists of eight directors, which are divided into three classes (Class I, II and III) with Class I and III each consisting of three directors and Class II consisting of two directors.

Board Committees

The standing committees of our Board consist of an audit committee, a compensation committee and a nominating and corporate governance committee. Our Board may from time to time establish other committees. Each of the committees reports to the Board.

Our president and chief executive officer and other executive officers regularly report to the non-executive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls.

Audit Committee

We have an audit committee consisting of Steve R. Martin, who serves as the chairperson, Bob Gower and Andrew Benton. Each member of the audit committee qualifies as an independent director under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Our Board has determined that Steve R. Martin qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in our proxy statement and to assist our Board in overseeing and monitoring (1) the quality and integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, (4) the performance of our internal audit function and (5) the performance of our independent registered public accounting firm.

Our Board adopted a written charter for the audit committee, which is available on our website.

Compensation Committee

We have a compensation committee consisting of Adam Levin, who serves as the chairperson, Bob Gower, William Chang, and Lee Rauch.

The purpose of the compensation committee is to assist our Board in discharging its responsibilities relating to (1) setting our compensation program and compensation of our executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report, if required to be included in our proxy statement under the rules and regulations of the SEC.

Our Board adopted a written charter for the compensation committee, which is available on our website.

Nominating and Corporate Governance Committee

We have a nominating and corporate governance committee, consisting of Lee Rauch, who serves as chairperson, Bob Gower, Steve R. Martin and Curtis Rosebraugh. The purpose of our nominating and corporate governance committee is to assist our Board in discharging its responsibilities relating to (1) identifying individuals qualified to become new Board members, consistent with criteria approved by the Board, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for re-election and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (3) identifying Board members qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the Board corporate governance principles applicable to us, (5) overseeing the evaluation of the Board and management and (6) handling such other matters that are specifically delegated to the committee by the Board from time to time.

Our Board adopted a written charter for the nominating and corporate governance committee, which is available on our website.

Delinquent Section 16(a) Reports

None to report.

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

Item 11. Executive & Director Compensation

This section discusses the material components of the executive compensation program for our named executive officers. Our named executive officers, consisting of our principal executive officer and the next two most highly compensated executive officers, for the year ended December 31, 2023, were:

●	Lynn Kirkpatrick, Ph.D., Chief Executive Officer;
●	David Humphrey, Chief Financial Officer; and
●	Geoff Birkett, Chief Commercial Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our NEOs in respect of our fiscal years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock and Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Dr. Lynn Kirkpatrick, PhD. Chief Executive Officer	2023	404,875	-	93,800	-	9,900	508,575
	2022	392,500	-	214,914	-	15,195	622,609
Dave Humphrey Chief Financial Officer	2023	338,250	-	93,800	-	9,900	441,950
	2022	328,333	-	438,562	-	13,722	780,617
Geoff Birkett Chief Commercial Officer	2023	312,625	-	70,350	-	9,379	392,354
	2022	304,167	-	53,664	-	9,125	366,956

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock awards and stock option awards granted. This amount has been computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718. This amount does not reflect the actual economic value that will be realized by a named executive officer upon the vesting of the stock awards or stock options, the exercise of the stock options, or the sale of the common stock underlying such awards.

(2)	Amounts shown represent 401(k) matching contributions.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation in 2023

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities and long-term incentive compensation in the form of equity awards, as described below.

Base Salary

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and contributions. Base salaries were initially set at the time each NEO commenced employment with us, are reviewed annually and may be increased based on the individual performance of the NEO, company performance, any change in the executive’s position within our business, the scope of the executive’s responsibilities and any changes thereto. Effective July 1, 2023, the NEO’s annual base salary rates were $414,750 for Dr. Kirkpatrick, $346,500 for Mr. Humphrey and $320,250 for Mr. Birkett. A five percent (5%) cost of living increase was approved for executive officers, effective March 1, 2024.

Annual Performance-Based Bonuses

Each of our NEOs’ performance-based cash bonus opportunity is expressed as a percentage of base salary that can be achieved at a target level by meeting predetermined Company performance objectives established by the Board or the Compensation Committee. The annual bonus for Dr. Kirkpatrick is targeted at 50% of her base salary, and Mr. Humphrey and Mr. Birkett’s annual bonuses are targeted at 30% of their respective base salary. There are no amounts accrued for bonuses as of December 31, 2023.

Long-Term Equity Incentives

In 2021, the Company maintained the Ensysce Biosciences, Inc. 2021 Omnibus Incentive Plan to provide equity-based incentive awards, designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our NEOs. On January 26, 2022, our stockholders approved the 2021 Amended and Restated Plan. All grants effectuated under predecessor equity plans were converted to grants outstanding under the 2021 Amended and Restated Plan. In August 2023, the 2021 Amended and Restated Plan was amended to increase the number of awards that may be granted from 31,296 to 617,092.

Employment Agreements with our NEOs

Dr. Lynn Kirkpatrick, Ph.D.

In September 2021, we entered into an employment offer letter with Dr. Kirkpatrick. The offer letter provides for Dr. Kirkpatrick’s at-will employment as our Chief Executive Officer and sets forth her annual base salary of $380,000. Additionally, the letter provides for her initial target annual bonus opportunity of up to 50% of base salary. The offer letter also indicates that Dr. Kirkpatrick is eligible to be granted certain stock awards under our equity incentive plan.

Dr. Kirkpatrick’s offer letter provides for severance benefits upon a termination of her employment by the Company without “cause”, or upon her resignation for “good reason”, in an amount equal to twelve (12) months of her then current base salary (ignoring any decrease in base salary that forms the basis for good reason); provided, however, that the payment of such benefits is subject to Dr. Kirkpatrick’s continued compliance with her obligations under her “At-Will, Confidential Information and Assignment of Inventions Agreement” and her execution of a general release of claims. Additionally, if such termination without cause or for good reason occurs within the one (1) month prior to, or during the twelve (12) month period immediately following a change in control, then all outstanding equity awards subject to time-based vesting will become fully vested on the later of Dr. Kirkpatrick’s termination date and the change in control. Cause and good reason are as defined in Dr. Kirkpatrick’s offer letter.

Dave Humphrey

In February 2021, we entered into an employment offer letter with Mr. Humphrey. The offer letter provided for Mr. Humphrey’s at-will employment as our Chief Financial Officer at an initial annual base salary of $320,000. Additionally, the letter provided for his initial target annual bonus opportunity of up to 30% of base salary. The offer letter also indicates that Mr. Humphrey is eligible to be granted certain stock awards under our equity incentive plan.

Mr. Humphrey’s offer letter provides for severance benefits upon a termination of his employment by the Company without “cause”, or upon his resignation for “good reason”, in an amount equal to six (6) months of his then current base salary (ignoring any decrease in base salary that forms the basis for good reason); provided, however, that the payment of such benefits is subject to Mr. Humphrey’s continued compliance with his obligations under his “Confidential Information and Assignment Agreement” and his execution of a general release of claims. Additionally, if such termination without cause or for good reason occurs within the one (1) month prior to, or during the twelve (12) month period immediately following a change in control, then all outstanding equity awards subject to time-based vesting will become fully vested on the later of Mr. Humphrey’s termination date and the change in control. Cause and good reason are as defined in Mr. Humphrey’s offer letter.

Geoff Birkett

In July 2021, we entered into an employment offer letter with Mr. Birkett. The offer letter provides for Mr. Birkett’s at-will employment as our Chief Commercial Officer and sets forth his annual base salary of $300,000. Additionally, the letter provides for his initial target annual bonus opportunity of up to 30% of base salary. The offer letter also indicates that Mr. Birkett is eligible to be granted certain stock awards under our equity incentive plan.

Mr. Birkett’s offer letter provides for severance benefits upon a termination of his employment by the Company without “cause”, or upon his resignation for “good reason”, in an amount equal to three (3) months of his then current base salary (ignoring any decrease in base salary that forms the basis for good reason); provided, however, that the payment of such benefits is subject to Mr. Birkett’s continued compliance with his obligations under his “Confidential Information and Assignment Agreement” and his execution of a general release of claims. Additionally, if such termination without cause or for good reason occurs within the one (1) month prior to, or the twelve (12) month period immediately following a change in control, then all outstanding equity awards subject to time-based vesting will become fully vested on the later of Mr. Birkett’s termination date and the change in control. Cause and good reason are as defined in the offer letter.

At-Will, Confidential Information and Assignment of Inventions Agreement

In connection with each respective offer letter, Dr. Kirkpatrick, Mr. Birkett and Mr. Humphrey entered into an “At-Will, Confidential Information and Assignment of Inventions Agreement” (the “Confidentiality Agreement”). The Confidentiality Agreements include customary prohibitions against solicitation of our customers and employees, both during employment and for two (2) years following any cessation of employment. The Confidentiality Agreements also include standard provisions relating to the Company’s intellectual property rights and prohibit the executive from disclosing confidential information. The Confidentiality Agreements are incorporated by reference into the offer letters and payment of any severance benefits under each executive’s offer letter is conditioned on continued compliance with his or her Confidentiality Agreement.

Other Benefits

We currently provide welfare benefits that are available to all of our employees, including our NEOs, including health, dental, vision and group life insurance.

Effective January 1, 2022, we put into place the Ensysce Biosciences, Inc. 401(k) Plan” (the “401(k) Plan”). The 401(k) Plan provides eligible employees with an opportunity to save for retirement on a tax-advantaged basis and under which we are permitted to make safe harbor employer contributions. Employees’ pre-tax contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. The 401(k) Plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. Under the 401(k) Plan, we make employer contributions to all employees – regardless of an employee’s contributions (or lack thereof) – in an amount equal to 3% of the employee’s eligible compensation.

We do not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards held by our NEOs as of December 31, 2023.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Dr. Lynn Kirkpatrick, PhD.	1/15/2016	1,097	0	765.60	1/15/2026	-	-
	1/4/2017	1,920	0	439.20	1/4/2027	-	-
	2/5/2018	3,406	0	403.20	2/5/2028	-	-
	3/1/2019	2,743	0	621.60	2/28/2029	-	-
	3/15/2019	27	0	621.60	3/14/2029	-	-
	2/17/2022	381	452	336.00	2/17/2032	-	-
	10/25/2023	100,000	0	1.18	10/25/2033	-	-
Dave Humphrey	2/4/2022	811	334	751.20	2/4/2032	-	-
	2/17/2022	152	181	336.00	2/17/2032	-	-
	10/25/2023	100,000	0	1.18	10/25/2033	-	-
Geoff Birkett	10/1/2018	82	0	621.60	9/30/2028	-	-
	3/1/2019	1,371	0	621.60	2/28/2029	-	-
	2/17/2022	95	113	336.00	2/17/2032	-	-
	10/25/2023	75,000	0	1.18	10/25/2033	-	-

Pay Versus Performance

In August 2022, the SEC adopted additional disclosure requirements regarding the relationship between a registrant’s executive compensation and its financial performance. SEC rules in Item 402(v) of Regulation S-K require certain adjustments be made to the Summary Compensation Table totals to determine Compensation Actually Paid as reported in the Pay Versus Performance Table. Compensation Actually Paid does not necessarily represent cash and/or equity value earned by or paid to the applicable named executive officer without restriction, but rather is a valuation calculated under applicable SEC rules. For further information concerning our executive compensation program and our pay-for-performance philosophy, refer to the preceding compensation discussion.

The following table sets forth specified executive compensation and financial performance measures for our two most recently completed fiscal years, as required under transitional guidance for Smaller Reporting Companies provided by the SEC. We have not paid dividends and do not sponsor any pension arrangements; thus, no adjustments are made for these items.

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs (3)	Average Compensation Actually Paid to Non-PEO NEOs (4)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (5)	Net Income (Loss)
2023	$508,575	$507,187	$417,152	$416,177	$0.09	($10,626,011)
2022	$622,609	$152,787	$573,787	$372,469	$0.80	($25,085,496)

(1)	For fiscal years 2023 and 2022, the principal executive officer (“PEO”) was our Chief Executive Officer, Dr. Lynn Kirkpatrick.
(2)	The amounts disclosed reflect the following adjustments to the amounts reported in the Summary Compensation Table for the PEO:

Year	Less: Grant Date Value of Equity Awards	Fair Value as of Year End of Awards Granted in the Year and Outstanding and Unvested as of Year End	Change in Fair Value of Awards Granted in Prior Years and Outstanding and Unvested as of Year End	Fair Value as of Vesting Date of Awards Granted and Vested in the Year	Change in Fair Value of Awards Granted in Prior Years that Vested in the Year	Less: Fair Value as of Prior Year End of Awards Forfeited in the Year	Total Adjustments
2023	$(93,800)	$-	$(809)	$93,800	$(579)	$-	$(1,388)
2022	$(214,914)	$1,574	$-	$-	$-	$(256,482)	$(469,822)

(3)	For fiscal years 2023 and 2022, the Non-PEO NEOs were Dave Humphrey and Geoff Birkett.
(4)	The amounts disclosed reflect the following adjustments to the amounts reported in the Summary Compensation Table for the Non-PEO NEOs:

Year	Less: Grant Date Value of Equity Awards	Fair Value as of Year End of Awards Granted in the Year and Outstanding and Unvested as of Year End	Change in Fair Value of Awards Granted in Prior Years and Outstanding and Unvested as of Year End	Fair Value as of Vesting Date of Awards Granted and Vested in the Year	Change in Fair Value of Awards Granted in Prior Years that Vested in the Year	Less: Fair Value as of Prior Year End of Awards Forfeited in the Year	Total Adjustments
2023	$(82,075)	$-	$(362)	$82,075	$(613)	$-	$(975)
2022	$(246,113)	$997	$-	$43,798	$-	$-	$(201,318)

(5)	Total Shareholder Return is calculated as the sum of (i) the cumulative amount of dividends for the measurement period, assuming reinvestment of all dividends, if any, plus (ii) the cumulative increase or decrease in the price of our common stock each respective year, divided by the price of our common stock at the beginning of the measurement period.

Relationship Between Compensation Actually Paid and Company Total Shareholder Return (“TSR”)

Relationship Between Compensation Actually Paid and Net Income (Loss)

Director Compensation

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors for services rendered to us as of December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Bob Gower	25,000	22,600	47,600
William Chang	7,500	22,600	30,100
Andrew Benton	7,500	22,600	30,100
Steve Martin	15,000	17,920	32,920
Adam Levin	10,000	17,920	27,920
Lee Rauch	11,250	17,920	29,170
Curt Rosebraugh	7,500	17,920	25,420

In October 2023, each Board member was granted 20,000 restricted stock units or a stock option to purchase 20,000 shares of our common stock at an exercise price of $1.13 per share. The awards were fully vested and have a ten (10) year term.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock as of March 8, 2024, unless otherwise indicated below.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 8, 2024 but excludes unvested stock options. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 8, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Percentage ownership calculations for beneficial ownership for each person or entity are based on 7,329,172 shares outstanding as of March 8, 2024. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Ensysce Biosciences, Inc., 7946 Ivanhoe Avenue, Suite 201, La Jolla, California 92037. All share amounts have been adjusted for prior reverse stock splits.

Beneficial Ownership Table

Name and Address of Beneficial Owners	Number of Shares	Percentage
Officers and Directors
Dr. Lynn Kirkpatrick (1)	111,235	1.5%
Geoff Birkett (2)	76,565	1.0%
David Humphrey (3)	101,294	1.4%
Linda Pestano (4)	75,520	1.0%
Andrew Benton (5)	20,444	*
William Chang (6)	30,960	*
Bob Gower (7)	379,262	5.0%
Adam Levin (8)	20,145	*
Steve R. Martin (9)	20,419	*
Lee Rauch (10)	20,121	*
Curtis Rosebraugh (11)	20,145	*
All directors and named executive officers as a group (eleven individuals)	876,110	10.9%

Greater than 5% Holders
Bob Gower (7)	379,262	5.0%

*	Indicates less than 1%.
(1)	Includes 109,644 shares subject to options.
(2)	Consists of shares subject to options.
(3)	Consists of 101,086 shares subject to options.
(4)	Consists of shares subject to options.
(5)	Consists of 419 shares subject to options and 20,025 shares owned directly.
(6)	Includes 145 shares subject to options, 23,126 shares owned directly by Mr. Chang and his wife and 7,689 shares owned through trusts in which Mr. Chang has sole or shared voting and dispositive power. Does not include 416 shares held by trusts for family members in which Mr. Chang does not have beneficial ownership. The business address for Mr. Chang is 520 El Camino Real, 9th Floor, San Mateo, CA 94402.
(7)	Includes 172 shares subject to options, 121,890 shares held directly and 257,200 shares that may be acquired through the exercise of (i) warrants acquired in connection with the October 2023 Securities Purchase Agreement and (ii) warrants acquired in 2022. The business address for Mr. Gower is 101 Westcott, Unit 303, Houston, Texas 77007.
(8)	Consists of shares subject to options.
(9)	Consists of shares subject to options.
(10)	Consists of shares subject to options.
(11)	Consists of shares subject to options.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than the agreements and arrangements described under the section entitled “Executive & Director Compensation” and the transactions described below, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which (i) we were, or will be, a participant; (ii) the amount involved exceeded, or will exceed, $120,000 or 1% of the average of our total assets at December 31, 2022 and 2023; and (iii) in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

EBIR

We own 79.2% of the issued and outstanding shares of EBIR, a clinical stage pharmaceutical company that is developing a compound utilized in our overdose protection program for the treatment of COVID-19. The other 20.8% is owned by two affiliates of Ensysce and Mucokinetica. Specifically, our Chief Executive Officer and Director, Dr. Lynn Kirkpatrick, owns 9.9%, our former Chief Business Officer owns 9.9% and Mucokinetica owns 1.0%. Dr. Kirkpatrick is also Chief Executive Officer of EBIR. There is no revenue sharing agreement between us and EBIR.

Convertible Notes

In the 2023 Notes offering, Bob Gower, our Chairman, purchased an aggregate principal amount of Investor Notes of $216,000 for a purchase price of $200,000 and Investor Warrants that may be exercised for an aggregate of 443,187 shares of common stock. The per share conversion price of the Investor Notes and the per share exercise price of the Investor Warrants is $1.5675.

Employment Relationship

Jeff Millard is an executive officer of the Company. Mr. Millard’s spouse is also employed by the Company.

Related Party Transaction Policy

The Board previously adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

An “Immediate Family Member” means a child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, sister-in-law, or any person sharing the household (other than a tenant or employee).

A “Related Party” means any (a) person who is or was (since the beginning of the last fiscal year for which we have filed a Form 10-K and proxy statement, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director of the Company, (b) greater than 5% beneficial owner of the Company’s outstanding common stock, or (c) Immediate Family Member of any of the foregoing.

A “Related Person Transaction” is any Transaction involving the Company in which a Related Party has or will have a direct or indirect material interest, as determined by the Audit Committee.

A “Transaction” means any financial transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships, including indebtedness and guarantees of indebtedness and transactions involving employment and similar relationships.

Under the policy, the following types of Transactions are deemed not to create or involve a material interest on the part of the Related Party, nor will they require approval or ratification, under the policy:

●	Transactions involving the purchase or sale of products or services in the ordinary course of business, not exceeding $50,000 or, if the Company is a “smaller reporting company” as defined under the Securities Act, if less, one percent of the average of the Company’s total assets as of December 31st for the last two completed fiscal years.

●	Transactions in which the Related Party’s interest derives solely from his or her service as a director of another corporation or organization that is a party to the Transaction.

●	Transactions in which the Related Party’s interest derives solely from his or her ownership of less than 5% of the equity interest in another person (other than a general partnership interest) which is a party to the Transaction.

●	Transactions in which the Related Party’s interest derives solely from his or her ownership of a class of equity securities of the Company and all holders of that class of equity securities received the same benefit on a pro rata basis (e.g., dividends).

●	Transactions in which the Related Party’s interest derives solely from his or her service as a director, trustee or officer (or similar position) of a not-for-profit organization or charity that receives donations from the Company, which donations are made pursuant to the Company’s matching program, as a result of contributions by employees, that is available on the same terms to all employees of the Company.

●	Compensation arrangements of any executive officer, other than an individual who is an Immediate Family Member of a Related Party, if such arrangements have been approved or recommended to the Board for approval by the Compensation Committee.

●	Director compensation arrangements, if such arrangements have been approved by the Board or the Compensation Committee of the Board.

●	Transactions with a Related Party in which the rates or charges involved in the Transaction are determined by competitive bids, or the Transaction involves the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority.

●	Indemnity payments made to directors and executive officers in accordance with the Company’s then existing certificate of incorporation, bylaws and applicable laws.

●	Transactions with a Related Party involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

Pursuant to its Audit Committee charter, the Audit Committee will have the responsibility to review, approve or ratify any Related Person Transactions.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board determined that each of Bob Gower, William Chang, Andrew Benton, Steve R. Martin, Adam S. Levin, Lee Rauch and Curtis Rosebraugh is an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has and will have with us and all other facts and circumstances that the Board deems relevant in determining independence, including the beneficial ownership of our common stock by each non- employee director (and related entities) and the transactions involving them described in the section entitled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

On April 10, 2023, the Audit Committee of our Board appointed Moss Adams LLP (“Moss Adams”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ending December 31, 2023. During fiscal year 2022, Mayer Hoffman McCann P.C. (“Mayer Hoffman”) served as our independent auditor and reported on our consolidated financial statements for that year. Mayer Hoffman had been our independent auditor between 2017 and our dismissal of that firm on April 10, 2023.

The following table sets forth the aggregate fees incurred for our independent registered accounting firm for the fiscal years ended December 31, 2023 and 2022. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described below the table.

	2023	2022
Audit Fees	$472,200	$670,372
Audit-Related Fees	76,125	-
Tax Fees	-	-
All Other Fees	-	-
Total	$548,325	$670,372

Audit fees. Consist of fees incurred for professional services rendered for the audit of the consolidated financial statements and review of the quarterly interim consolidated financial statements. These fees also include the review of registration statements and the delivery of consents in connection with registration statements. The amount for fiscal year 2023 includes $89,250 for the audit of the year ended December 31, 2022, completed in conjunction with the audit of the year ended December 31, 2023. Amounts for fiscal year 2023 reflect services performed by Moss Adams and amounts for fiscal year 2022 reflect services performed by Mayer Hoffman.

Audit-related fees. Consist of fees incurred for professional services rendered for the compliance audit in accordance with the audit requirements of Title 2 U.S. Code of Federal Regulations Part 200, Uniform Administrative Requirements, Cost Principles, and Audit Requirements for Federal Awards related to funding under federal government grants.

Tax fees. There were no fees billed for tax fees for the fiscal years ended December 31, 2023 and 2022.

All other fees. There were no fees billed for professional services rendered for other compliance purposes for the fiscal years ended December 31, 2023 and 2022.

All audit-related and other non-audit services were pre-approved by the Audit Committee, which concluded that the provision of such services was compatible with the maintenance of the respective firm’s independence in the conduct of its auditing functions.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

ENSYSCE BIOSCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ensysce Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ensysce Biosciences Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Moss Adams LLP

San Diego, California

March 14, 2024

We have served as the Company’s auditor since 2023.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,123,604	$3,147,702
Unbilled receivable	97,561	276,821
Right-of-use asset	-	27,165
Prepaid expenses and other current assets	1,067,703	1,847,481
Total current assets	2,288,868	5,299,169
Property and equipment, net	-	-
Other assets	419,217	585,883
Total assets	$2,708,085	$5,885,052
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,936,007	$2,943,791
Accrued expenses and other liabilities	542,260	2,226,494
Lease liability	-	27,315
Notes payable and accrued interest	854,697	4,266,610
Total current liabilities	3,332,964	9,464,210
Long-term liabilities:
Notes payable, net of current portion (at fair value)	-	140,148
Other long-term liabilities	26,388	310,346
Total long-term liabilities	26,388	450,494
Total liabilities	$3,359,352	$9,914,704
Commitments and contingencies (Note 6)
Stockholders’ deficit
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at December 31, 2023 and December 31, 2022; 3,146,157 and 534,571 shares issued at December 31, 2023 and December 31, 2022, respectively; 3,146,076 and 534,490 shares outstanding at December 31, 2023 and December 31, 2022, respectively	315	53
Additional paid-in capital	121,233,901	107,216,566
Accumulated deficit	(121,557,074)	(110,931,063)
Total Ensysce Biosciences, Inc. stockholders’ deficit	(322,858)	(3,714,444)
Noncontrolling interests in stockholders’ deficit	(328,409)	(315,208)
Total stockholders’ deficit	(651,267)	(4,029,652)
Total liabilities and stockholders’ deficit	$2,708,085	$5,885,052

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022
Federal grants	$2,230,520	$2,523,383
Operating expenses:
Research and development	7,587,473	19,835,875
General and administrative	5,361,234	6,909,603
Total operating expenses	12,948,707	26,745,478

Loss from operations	(10,718,187)	(24,222,095)

Other income (expense):
Loss on issuance of convertible notes	-	(3,609,944)
Issuance costs for convertible notes	-	(1,137,740)
Loss on conversions and change in fair value of convertible notes	146,479	1,792,154
Issuance of liability classified warrants	-	(3,737,371)
Change in fair value of liability classified warrants	283,958	6,730,613
Interest expense, net	(353,945)	(109,525)
Other income and expense, net	15,420	86,223
Total other income (expense), net	91,912	14,410
Net loss	$(10,626,275)	$(24,207,685)
Net loss attributable to noncontrolling interests	(13,201)	(35,393)
Deemed dividend related to warrants down round provision	12,937	913,204
Net loss attributable to common stockholders	$(10,626,011)	$(25,085,496)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(4.69)	$(139.42)
Weighted average common shares outstanding, basic and diluted	2,264,060	179,925

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2021	102,678	$10	$77,967,314	$(85,845,567)	$(279,815)	$(8,158,058)
Consultant compensation	208	-	54,250	-	-	54,250
Settlement of restricted stock units	3,278	-	-	-	-	-
Conversion of convertible notes	181,999	18	21,485,886	-	-	21,485,904
Settlement of payable to related parties	3,838	1	191,617	-	-	191,618
Capital contribution from related parties	-	-	608,382	-	-	608,382
Public offering, net	241,666	24	3,783,216	-	-	3,783,240
Stock-based compensation	-	-	2,760,074	-	-	2,760,074
Transaction costs associated with public offering	-	-	(547,377)	-	-	(547,377)
Reverse split fractional shares	823	-	-	-		-
Deemed dividend related to warrants down round provision	-	-	913,204	(913,204)		-
Net loss	-	-	-	(24,172,292)	(35,393)	(24,207,685)
Balance on December 31, 2022	534,490	$53	$107,216,566	$(110,931,063)	$(315,208)	$(4,029,652)
Settlement of restricted stock units	60,938	6	(6)	-	-	-
Settlement of commitment fee	44,444	4	399,996	-		400,000
Conversion of convertible notes	408,580	41	3,056,851	-	-	3,056,892
Public offering, net	1,381,619	139	9,049,865	-	-	9,050,004
Stock-based compensation	-	-	879,160	-	-	879,160
Issuance of warrants - debt discount	-	-	1,066,483			1,066,483
Transaction costs associated with public offering	-	-	(447,879)	-	-	(447,879)
Issuance of common stock upon exercise of warrants	716,867	72	(72)	-		-
Reverse split fractional shares	(862)	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	12,937	(12,937)	-	-
Net loss	-	-	-	(10,613,074)	(13,201)	(10,626,275)
Balance on December 31, 2023	3,146,076	$315	$121,233,901	$(121,557,074)	$(328,409)	$(651,267)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,626,275)	$(24,207,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of asset	-	(4,500)
Accrued interest	18,648	60,488
Amortization of original issue discount and debt issuance costs	326,151	-
Loss on conversions and change in fair value of convertible notes	(146,479)	(1,792,154)
Loss on issuance of convertible notes	-	3,609,944
Issuance costs for convertible notes	-	946,085
Issuance of liability classified warrants	-	3,737,371
Change in fair value of liability classified warrants	(283,958)	(6,730,613)
Stock-based compensation	879,160	1,071,843
Lease cost	(150)	(3)
Other income	-	(60,035)
Unbilled receivable	179,260	164,900
Prepaid expenses and other assets	1,392,181	1,652,756
Accounts payable	(1,234,287)	2,642,686
Accrued expenses and other liabilities	(1,284,233)	1,021,478
Net cash used in operating activities	(10,779,982)	(17,887,439)
Cash flows from investing activities:
Proceeds from sale of assets	-	4,500
Net cash provided by investing activities	-	4,500
Cash flows from financing activities:
Proceeds from public offerings, net	9,050,004	3,783,240
Proceeds from issuance of convertible notes, net	1,605,635	7,533,915
Repayment of convertible notes	(1,000,208)	(1,408,364)
Transaction costs from public offerings	(447,879)	(547,377)
Repayment of financed insurance premiums	(451,668)	(595,509)
Net cash provided by financing activities	8,755,884	8,765,905
Decrease in cash and cash equivalents	(2,024,098)	(9,117,034)
Cash and cash equivalents beginning of period	3,147,702	12,264,736
Cash and cash equivalents end of period	$1,123,604	$3,147,702

Supplemental cash flow information:
Income tax payments	$3,200	$1,600
Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation	$-	$1,742,481
Conversion of convertible notes into common stock	$3,056,892	$17,521,271
Payable to related parties settled in shares	$-	$191,618
Capital contribution from related parties	$-	$608,382
Original debt discount from convertible notes	$136,000	$-
Debt discount from warrants issuance	$1,066,483	$-
Issuance cost from convertible notes	$226,503	$-
Financed insurance premiums	$445,737	$399,949
Settlement of commitment fee in shares	$400,000	$-
Deemed dividend related to warrants down round provision	$12,937	$913,204

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its 79.2%-owned subsidiary, EBIR, Inc. (“EBIR”, formerly known as Covistat, Inc.) and its wholly-owned subsidiaries EBI Operating, Inc. and EBI OpCo, Inc. (collectively, the “Company”), is a clinical-stage biotech company using its proprietary technology platforms to develop safer prescription drugs. The primary focus of the Company is its program developing abuse and overdose resistant pain technology with a clinical stage program being the abuse resistant, TAAP (Trypsin Activated Abuse Protection) opioid product candidate, PF614. In addition, the Company is developing its MPAR® (Multi-Pill Abuse Resistant) technology for overdose protection which will be applied to the PF614 program. The Company is also applying its TAAP and MPAR® technology to a methadone prodrug for use in the treatment of Opioid Use Disorder.

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

The Company has not generated any product revenue. There is no assurance that profitable operations will ever be achieved, and, if achieved, would be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and disclosed in the accompanying notes. Actual results may differ from those estimates and such differences may be material to the consolidated financial statements. The more significant estimates and assumptions by management include, but are not limited to, the expense recognition for certain accrued research and development services.

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as two research and development vendors made up greater than 10% individually, and 38% and 65% in aggregate, of the outstanding accounts payable balance as of December 31, 2023 and 2022, respectively.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Property and Equipment

Property and equipment include office and laboratory equipment that is recorded at cost and depreciated using the straight-line method over the estimated useful lives of five to six years. Property and equipment are fully depreciated as such there is no depreciation recognized in the years ended December 31, 2023 and 2022.

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

As of December 31, 2023 and 2022, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

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

Warrants

In 2021 the Company issued liability classified warrants in connection with the issuance of the 2021 Notes. In 2022 the Company issued liability classified warrants in connection with the issuance of the 2022 Notes. The warrants were liability classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8 for additional details of the warrants.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of December 31, 2023 and 2022.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$26,388	$-	$-	$26,388
Total	$26,388	$-	$-	$26,388

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Fair value of convertible note	$4,203,579	$-	$-	$4,203,579
Liability classified warrants	310,346	-	-	310,346
Total	$4,513,925	$-	$-	$4,513,925

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the change in fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2023:

	For the year ended December 31, 2023
	Total	Convertible note	Liability classified warrants
Fair value, December 31, 2022	$4,513,925	$4,203,579	$310,346
Conversions	(3,056,892)	(3,056,892)	-
Cash payments	(415,351)	(415,351)	-
Cash true up liability	(584,857)	(584,857)	-
Change in fair value	(430,437)	(146,479)	(283,958)
Fair value, December 31, 2023	$26,388	$-	$26,388

Federal Grants

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse awarded the Company a research and development grant related to the development of its MPAR® overdose prevention technology (the “MPAR Grant”). The total approved budget for the initial two-year period was approximately $5.4 million ($3.2 million and $2.2 million in years 1 and 2 respectively) of which the Company would contribute $1.1 million in the first year of the grant. In August 2019, the grant was amended such that the approved budget for the two-year period decreased to approximately $5.1 million ($2.1 million and $3.0 million in years 1 and 2, respectively). In June 2021, the Company received a Notice of Award for an additional $2.8 million of funding in year 3 under the MPAR Grant beginning July 1, 2021. In June 2022, the Company received a Notice of Award for an additional $2.8 million of funding in year 4 under the MPAR Grant from July 1, 2022 through June 30, 2023. This brings total funding under this grant to approximately $10.7 million.

In September 2019, the NIH/National Institute on Drug Abuse awarded the Company a second research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder (the “OUD Grant”). The total approved budget for the grant was approximately $5.4 million, and the current grant period ends in August of 2024. As of December 31, 2023, the remaining funding under the grant is $2.2 million

The Company recognizes revenue when costs related to the grants are incurred and assessed as reimbursable. The Company believes this policy is consistent with the overarching premise in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), applied by analogy, to ensure that it recognizes revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in ASC 606. The Company believes the recognition of revenue as costs are incurred and reimbursable amounts become due is analogous to the concept of transfer of control of a service over time under ASC 606.

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Year Ended December 31,
	2023	2022
MPAR	$1,293,238	$2,006,885
TAAP/OUD	937,282	516,498
Total	$2,230,520	$2,523,383

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Year Ended December 31,
	2023	2022
Stock options	131,767	26,302
RSUs	-	3,772
Warrants	3,798,114	138,485
Convertible Notes	1,171,292	73,326
Total	5,101,173	241,885

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Adoption of this ASU is currently being evaluated by the Company.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Prepaid research and development	$535,474	$1,300,473
Prepaid insurance	441,871	445,583
Other prepaid expenses	72,358	101,425
Other current assets	18,000	-
Total prepaid expenses and other current assets	$1,067,703	$1,847,481

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2023	2022
Accrued research and development	$329,228	$1,332,713
Share subscription facility commitment fees	-	400,000
Professional fees	110,202	421,530
Other accrued liabilities	102,830	72,251
Total accrued expenses and other liabilities	$542,260	$2,226,494

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2023, the Company’s commitments included an estimated $17.9 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of December 31, 2023 and 2022, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2024 with no option to renew. As of December 31, 2023, the future lease payments totaled $31,249. The Company recognized total rent expense of $33,747 and $31,756 in the year ended December 31, 2023, and 2022, respectively.

Share Subscription Facility

In December 2020, the Company executed the GEM Agreement, under which an investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company controls the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. Concurrent with the public listing of the Company’s shares on July 2, 2021, the Company issued to the investor 4,608 warrants with a three-year term to purchase common stock of Ensysce at an exercise price of $2,402.40 per share, subsequently reduced to $1.5675 at December 31, 2023 (Note 8). The Company was required to pay a commitment fee to the investor of $1.2 million with $0.8 million due on the first anniversary of the public listing date and $0.4 million due on the 18-month anniversary of the public listing date. The first $0.8 million of the commitment fee was paid in July 2022 in common stock of the Company and the remaining $0.4 million was paid in January 2023 in common stock of the Company. Usage of the GEM facility is limited by other agreements of the Company. The Company has not raised any capital to date pursuant to the GEM facility.

Compensation Subject to Shareholder Approval

In July 2021, the Company engaged two consultants to perform certain public and investor relations services in consideration for warrants to purchase 2,083 shares of common stock with a five-year term and an exercise price of $1,507.20 each, 208 shares of common stock each, and 833 restricted stock units each. The restricted stock units vested over one year with 50% of the vesting contingent upon certain market conditions. These equity awards were contingent upon shareholder approval of an amended and restated 2021 Omnibus Plan at a special shareholder meeting in January 2022, at which time the warrants were replaced by non-qualified stock options with similar terms. As the original terms of the awards did not satisfy the grant date criteria for an equity award, as of December 31, 2021, the Company recorded a liability of $1,342,479 to reflect the estimated value of services received during the period. On February 14, 2022, the equity awards were granted, and the Company reclassified the outstanding liability to stockholders’ equity (See Note 9 for additional details of the Company’s stock-based compensation).

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of December 31, 2023:

	Principal balance	Accrued interest	Unamortized Debt Discount & Issuance Costs	Net debt balance
2023 Notes	$1,836,000	$13,078	$(1,197,200)	$651,878
Financed insurance	197,249	5,570	-	202,819
Total	$2,033,249	$18,648	$(1,197,200)	$854,697

The following table provides a summary of the Company’s outstanding debt as of December 31, 2022:

	Principal balance	Accrued interest	Fair value adjustment	Net debt balance
2022 Notes	$3,905,264	$10,544	$287,771	$4,203,579
Financed insurance	195,273	7,906	-	203,179
Total	$4,100,537	$18,450	$287,771	$4,406,758

Interest expense

The interest expense recognized for financed insurance was $14,716 and $9,909 for the year ended December 31, 2023 and 2022, respectively. Interest expense recognized for the 2023 Notes was $339,230 for the year-ended December 31, 2023, which consists of amortization of the debt discount and debt issuance costs and accrued interest.

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

The Company elected to apply the fair value option to the measurement of the 2021 Notes. The total initial fair value of the debt at issuance was $15.9 million. The fair value measurement included the assumption of accrued interest and interest expense (at the stated rate plus an 8% cash settlement premium). If presented separately, the total amount of interest expense (after consideration of the conversions) for the year-ended December 31, 2022 would be $0.2 million.

In connection with the issuance of the 2021 Notes the Company also issued 1,507 and 3,011 warrants on the respective closing dates. The warrants were immediately exercisable with an exercise price of $1,831.20 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on September 23, 2026 and November 4, 2026, respectively. As a result of the issuance of the 2022 Notes in July 2022, the exercise price of these warrants was adjusted down to $187.20. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

The 2021 Notes were settled on October 11, 2022 and were not outstanding as of December 31, 2023 and 2022.

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

The Company initially recorded the 2022 Notes at a fair value of $12.09 million which included a loss upon issuance of $3.6 million due to the current share price at issuance exceeding the conversion price. Additionally, the Company recorded issuance costs of $1.1 million representing a 6% original issue discount of $0.5 million and $0.6 million of legal and investment banking fees, which are included in other income (expense) on the consolidated statement of operations. After several conversions, the Company reflected the remaining balance due as of December 31, 2022 at fair value and recognized a change in fair value of convertible notes of $3.1 million (gain) for the period ended December 31, 2022 also in other income (expense) on the consolidated statements of operations.

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

In connection with each of the first and second closings of the 2022 Notes, the Company also issued warrants to purchase 38,900 shares of the Company’s common stock. The warrants had an original exercise price of $170.04 and are exercisable for five years following issuance of the 2022 Notes. The issuance of these warrants required the Company to reduce the conversion price of the 2021 Notes and the exercise price of the outstanding warrants associated with the 2021 Notes to $187.20. In connection with 2023 May Offering, and in exchange for $0.125 per outstanding warrant, the exercise prices of the 2022 Notes warrants and 2021 Notes warrants were reduced to $3.64 per share.

The proceeds of the 2022 Notes were used for working capital purposes subject to certain customary restrictions and are secured by the Company’s rights to its patents and licenses. The Company was restricted from issuing certain additional debt or equity without the prior written consent of the holders for certain specified periods set forth in the 2022 Notes. If, at any time while the 2022 Notes are outstanding, the Company carried out one or more capital raises in excess of $5.0 million, the holder had the right to require the Company to use up to 20% of the gross proceeds of such transaction to redeem all or a portion of the convertible notes for an amount in cash equal to the cash Mandatory Redemption Amount (i.e., 108% of outstanding principal and unpaid interest). The Company triggered this provision in connection with the public offering of securities in December of 2022, the resulting principal payments and interest were reflected as a reduction to the outstanding balance of the 2022 Notes. The 8% premium was paid in cash and was reflected as interest expense within the consolidated statement of operations.

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

In January 2023, the Company entered into a letter agreement to reduce the conversion price for the remaining balance of the Company’s outstanding 2022 Notes from $24.07 to $9.01 for the period from January 12, 2023 until May 12, 2023.The holders converted $3.1 million of the outstanding balance of the 2022 Notes during 2023 and received cash true-up payments totaling $0.4 million for conversions executed before the letter agreement. Additional cash true-up payments totaling $0.6 million for conversions below the adjusted price were due to be paid within 120 days from January 12, 2023, in accordance with the Letter Agreement. On May 12, 2023, the Company paid $0.6 million of cash for the additional true-up payments to the holders of the 2022 Notes.

2023 Notes

On October 23, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) for an aggregate financing of $1.8 million with investors, including $0.2 million with a board member. At the first closing under the SPA, which occurred on October 25, 2023, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 1,255,697 shares of the Company’s common stock, par value $0.0001 per share in the aggregate. At the second closing under the SPA, which occurred on November 29, 2023, the Company issued to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 2,511,394 shares of the common stock in the aggregate. The notes mature on April 25, 2024 and May 28, 2024 respectively.

The combined notes are subject to an original issue discount of 8%, have a term of six months from their respective date of issuance and accrue interest at the rate of 6.0% per annum. The notes are convertible into common stock, at a per share conversion price equal to $1.5675. Beginning ninety days following issuance of the respective notes, the Company is obligated to redeem monthly one third of the original principal amount under the applicable note, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder of such note. The Company is required to pay the redemption amount in cash with a premium of 10% or, at the election of the purchaser at any time, some or all of the principal amount and interest may be paid by conversion of shares under the note into common stock based on a conversion price equal to $1.5675. The Company determined the 2023 Notes are to be accounted for as conventional convertible debt as they provide for the holder an option to convert the outstanding balances into a fixed number of shares (or an equivalent amount of cash at the discretion of the Company) and the option to convert meets the definition of an exception from derivative accounting. As a result, the Company has reflected the outstanding principal amount, the remaining unamortized discount (both original issue discount and the relative fair value discount associated with the warrants discussed below) and the remaining debt issuance costs as net amount on the face of the balance sheet. The amortization of the original debt discount (approximately $0.1 million) and issuance costs (approximately $0.3 million) will be recorded as interest expense within the consolidated statements of operations. As of December 31, 2023, approximately $0.1 million of the original debt discount and issuance costs was amortized to interest expense.

The warrants have an exercise price of $1.5675, the same as the conversion price, and are exercisable for five years following the issuance date. The warrants were equity classified as they are indexed to the Company’s stock and only settleable in shares. The warrants were initially measured at fair value using a Black-Scholes valuation model and were allocated along with the 2023 Notes using the relative fair value method. The initial fair value of $1.1 million allocated to the warrants was considered a debt discount and will be amortized to interest expense over the remaining term of the notes. As of December 31, 2023, approximately $0.2 million of the discount associated with the warrants was amortized to interest expense.

Financed Insurance Premiums

In June 2023, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.4 million. Monthly payments commenced in July 2023 and are scheduled through March 2024. During the year ended December 31, 2022, the Company financed its directors’ and officers’ liability insurance in the amount of $0.4 million and the liability was paid in full by March 31, 2023. The Company paid a total of $9,402 in interest from inception through March 2023 when the note was paid in full. The Company incurred $14,715 and $9,909 of interest expense associated with the financed insurance premiums for the years ended December 31, 2023 and 2022.

NOTE 8 - STOCKHOLDERS’ EQUITY

In June 2021, in connection with the Business Combination, the Company amended and restated its Certificate of Incorporation to authorize 150,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. In September 2022, the Company amended and restated its Certificate of Incorporation to authorize up to a total of 250,000,000 shares of common stock. As of December 31, 2023 and 2022, there were no shares of preferred stock issued and outstanding.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

2022 December Offering

On December 7, 2022, we entered into an underwriting agreement with an underwriter, pursuant to which we agreed to issue and sell (i) 190,000 shares of the Company’s common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 51,666 shares of common stock and (iii) warrants to purchase 483,333 shares of common stock to the underwriter in a public offering. In addition, the Company granted the underwriter the option, for 45 days from the closing of the offering, to purchase up to 28,500 additional shares of common stock and common warrants to purchase up to an additional 72,500 shares of common stock. The Underwriter agreed to purchase the shares from the Company pursuant to at a price of $15.62 per share.

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

Warrants

On December 31, 2023, outstanding warrants to purchase shares of common stock are as follows:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	63,659	$ 2,400.00 - 2,760.00	LACQ warrants	Equity
(b)	4,608	$1.57	Share subscription facility	Equity
(c)	4,518	$3.64	2021 Notes	Liability
(d)	38,900	$3.64	2022 Notes	Liability
(e)	549,993	$ 3.64 - 16.80	Public offering	Equity
(f)	318,451	$ 8.58 - 12.60	Public offering	Equity
(g)	3,727,813	$ 3.64 - 4.86	Public offering	Equity
(h)	3,767,091	$1.57	2023 Notes	Equity
	8,475,033

a)	On June 30, 2021, the Company assumed a total of 78,751 warrants previously issued by LACQ (subsequently in December 2022 and August 2023, 7,782 and 7,310 warrants, respectively, were cancelled). The warrants provide holders the right to purchase common stock at a strike price of between $2,400.00 and $2,760.00 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 41,666 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 21,993 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the price of 2,083 warrants issued on June 30, 2021 from $2,760.00 to $2,400.00.

b)	On July 2, 2021, upon public listing of the Company’s shares, the Company issued 4,608 three-year warrants to purchase common stock pursuant to the share subscription facility. The warrants have a three-year life and an initial exercise price of $2,402.40 per share.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The warrants have been subject to multiple exercise price reductions as required by a down round adjustment feature of the warrant, due to common stock issued at prices below the then current exercise price. The adjustments have progressed from the original exercise price of $2,402.40 per share to the current exercise price at December 31, 2023 of $1.5675 per share. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a Black-Scholes model) is reflected on the consolidated statement of operations as a deemed dividend.

c)	On September 24, 2021 and November 5, 2021, the Company issued 1,507 and 3,011 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $1,831.20 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on September 23, 2026 and November 4, 2026, respectively. As a result of the issuance of the 2022 Notes in July 2022, the exercise price of these warrants was adjusted down to $187.20. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

d)	On July 1, 2022 and August 9, 2022, the Company issued 19,450 warrants each in connection with the issuance of the 2022 Notes. The warrants were immediately exercisable with an exercise price of $170.04 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on June 29, 2027 and August 8, 2027, respectively. As a result of the issuance of shares and warrants in connection with the December public offering, the exercise price of these warrants was adjusted down to $24.07. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

e)	On December 9, 2022, the Company issued 549,993 equity classified warrants in connection with a public offering. The warrants were immediately exercisable with an exercise price of $16.80 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on December 9, 2027. On May 12, 2023, in exchange for $0.125 per applicable warrant, the Company amended 166,667 of these warrants to reduce their exercise price to $3.64.

(f)	On February 6, 2023, the Company issued 318,451 equity classified warrants in connection with a public offering. The warrants were immediately exercisable with an exercise price of $8.58 - $12.60 and expire on February 2, 2028, and August 7, 2028.

(g)	On May 12, 2023, the Company issued 3,727,813 equity classified warrants (series A-1, A-2 and placement agent warrants) in connection with a public offering. The warrants were immediately exercisable with an exercise price of $3.64 - $4.86 and expire on November 12, 2024, May 10, 2028, and May 12, 2028. The Company also issued 1,451,876 pre-funded warrants, 735,000 pre-funded warrants were exercised in connection with the closing of the public offering, 716,876 were exercised between the closing date and December 31, 2023. The pre-funded warrants were immediately exercisable with an exercise price of $0.0001.

(h)	On October 25, 2023 and November 28, 2023, the Company issued warrants to purchase 1,255,697 shares and 2,511,394 shares, respectively. The warrants were immediately exercisable with an exercise price of $1.5675 and expire on October 25, 2028 and November 28, 2028, respectively.

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	Stock price	Exercise price	Expected term (years)	Volatility	Risk free rate
(a) LACQ warrants (grant date varies)	3,477.60	2,400.00 - 2,760.00	3.00	110.0%	0.5%
(b) Share subscription facility (grant date 7/2/21)	3,477.60	2,402.40	3.00	110.0%	0.5%
(b) Share subscription facility (remeasurement date varies)	1.13 - 1,029.60	1.57 - 680.23	0.68 - 2.58	91.3% - 117.2%	1.04% - 5.43%
(c) Liability classified warrants (grant date 9/24/21)	1,077.60	1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (grant date 11/5/21)	540.00	1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (remeasured at 12/31/23)	1.09	3.64	2.75 - 3.86	124.7% - 126.9%	4.1%
(d) Liability classified warrants (grant date 7/1/22)	136.80	170.04	5.00	98.9%	2.9%
(d) Liability classified warrants (grant date 8/9/22)	127.20	170.04	5.00	102.8%	3.0%
(d) Liability classified warrants (remeasured at 12/31/23)	1.09	3.64	3.50 - 3.61	116.2% - 116.7%	3.9%

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

In January, 2022, the 2021 Omnibus Plan was amended and restated to include an additional 12,500 shares available for future grant and to provide for future annual increases. In February 2023, the Company’s Board of Directors approved an annual increase of 26,725 shares available for future grant. In August 2023, the Company’s stockholders approved a proposal for an increase of 585,796 shares available for future grant.

The Company recognized within general and administrative expense stock-based compensation expense of $627,406 and $919,056 for the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023 and 2022, the company recognized within research and development expense stock-based compensation expense of $251,754 and $152,787, respectively.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Option Activity

During the year ended December 31, 2023, the Company granted stock options to purchase an aggregate of 555,000 shares of common stock to employees and members of the board of directors. The options vested immediately and have an exercise price of between $1.13 and $1.18 per share. During the year ended December 31, 2022, the Company granted stock options to purchase an aggregate of 9,535 shares of common stock to employees, consultants and members of the board of directors. The options vest over periods between zero and four years and have an exercise price of between $102 and $1,507.20 per share.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2023:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2022	26,334	$707.63	6.53	$-
Granted	555,000	1.17	-	-
Exercised	-	-	-	-
Expired / Forfeited	(20)	770.40	-	-
Outstanding at December 31, 2023	581,314	33.15	9.57	-
Exercisable at December 31, 2023	579,733	31.89	9.57	-
Vested and expected to vest	581,314	33.15	9.57	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	December 31, 2023	December 31, 2022
Exercise price	$1.13 - 1.18	$103.20 - 1,507.20
Expected stock price volatility	106.77% - 106.82%	76.61% - 95.87%
Expected term (years)	5.00	5.19-10.00
Risk-free interest rate	4.62% - 4.89%	1.52% - 3.14%
Expected dividend yield	0%	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of comparable publicly traded companies within the Company’s industry over a period approximately equal to the expected term. The comparable companies were utilized as the Company’s stock does not have sufficient historical trading activity.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The weighted-average grant date fair value of options granted during the year ended December 31, 2023 was $0.93. The weighted-average grant date fair value of options granted during the year ended December 31, 2022 was $230.89.

As of December 31, 2023, the Company had an aggregate of $119,848 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.21 years.

Restricted Stock Units

The following table summarizes the Company’s restricted stock units activity during the year ended December 31, 2023:

	Restricted Stock Units	Weighted average fair value
Outstanding at December 31, 2022	1,003	$120.02
Granted	60,000	1.13
Released	(61,001)	3.07
Cancelled	(2)	386.40
Outstanding at December 31, 2023	-	$-

The estimated fair value of each of the Company’s restricted stock unit awards granted in 2023 was determined on the date of grant based on the closing price of the Company’s common stock on the previous trading date. The restricted stock unit awards granted in 2023 were immediately vested and there were no other valuation inputs used for the estimated fair value.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2023
Awards outstanding under the 2021 Omnibus Incentive Plan	581,314
Awards available for future grant under 2021 Omnibus Incentive Plan	2,112
Warrants outstanding	8,475,033
Total shares of common stock reserved for future issuance	9,058,459

NOTE 10 - INCOME TAXES

Loss before provision for income taxes consisted of the following:

	Year ending December 31,
	2023	2022
United States	$(10,626,275)	$(24,207,685)

The federal and state income tax provision (benefit), included in general and administrative expenses in the Consolidated Statement of Operations, is summarized as follows:

	Year ending December 31,
	2023	2022
Current state provision	$3,200	$1,600

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2023	2022
Income (benefit) taxes at statutory rates	(2,231,518)	(5,083,614)
State income tax, net of federal benefit	(77,243)	(175,164)
Warrants and convertible debt	(90,392)	(234,214)
Nondeductible executive compensation	2,107	-
Stock based compensation	580,823	303,499
Share subscription facility transaction costs	-	20,335
Research and development tax credits	(629,239)	(1,028,988)
Change in tax rates	(3,848)	54,263
Other	77,162	(78,227)
Change in valuation allowance	2,372,148	6,222,110
Total	-	-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s deferred tax assets were comprised of the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss tax carryforwards	$28,485,164	$26,726,066
Tax credits	4,793,138	4,164,187
Capitalized research costs	4,368,767	3,729,483
Stock-based compensation	746,444	1,173,158
Other	31,279	265,677
	38,424,792	36,058,571
Valuation allowance	(38,424,792)	(36,052,644)
Total deferred tax assets	-	5,927
Deferred tax liabilities:
Other	-	(5,927)
Total deferred tax liabilities	-	(5,927)
Net deferred tax assets	$-	$-

As of December 31, 2023, the Company had federal and California net operating loss (NOL) carryforwards of $110.8 million and $74.6 million, respectively, net of the NOLs that will expire due to Internal Revenue Code (IRC) Section 382 limitations. The federal net operating losses generated in 2018 and after of $28.4 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal net operating losses generated prior to 2018 of $82.4 million will begin to expire in 2024 unless previously utilized. The California NOL carryforwards will begin to expire in 2028, unless previously utilized.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

In addition, as of December 31, 2023, the Company had federal and state research and development (R&D) tax credit carryforwards of $5.1 million and $1.7 million, respectively. The federal tax credit carryforwards will begin to expire in 2024 unless previously utilized. The California research tax credits do not expire.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. Although the Company has not completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2023, the Company estimates that approximately $1.5 million of tax benefits related to NOL and R&D carryforwards acquired in 2015 will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company’s operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D credit carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year ending December 31,
	2023	2022
Balance at beginning of year	$1,428,261	$1,135,179
Increases related to current year tax positions	128,404	341,108
Increases related to prior year tax positions	128,695	-
Decreases related to prior year tax positions	-	48,026
Balance at end of year	$1,685,360	$1,428,261

As of December 31, 2023 and 2022, the Company had unrecognized tax benefits of $1.7 million and $1.4 million, respectively. Due to the existence of the valuation allowance, none of the unrecognized tax benefits would affect the effective tax rate. The Company’s policy is to recognize interest and penalties from uncertain tax positions in income tax expense. The Company did not record any interest or penalties for the years ended December 31, 2023 or 2022 and had no accrued interest on the consolidated balance sheets as of December 31, 2023 or 2022. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2020 and state and local income tax examinations before 2019. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not currently under examination by the Internal Revenue Service or any state or local tax authority.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - RELATED PARTIES

In July 2022, the Chief Executive Officer and a Board member transferred 3,838 shares of registered common stock to GYBL to settle $0.8 million of Company obligations related to the GEM Agreement (Note 6). In October 2022, 3,838 shares of unregistered and restricted common stock were subsequently issued by the Company to the related parties as reimbursement and recognized under the consolidated statement of changes in stockholders’ deficit.

In connection with the issuance of the 2023 Notes, the Company issued to a board member a $0.2 million senior secured convertible promissory note and 0.4 million warrants exercisable for common stock at $1.5675 per share.

NOTE 12 - SUBSEQUENT EVENTS

In January and February 2024, the Company issued 0.7 million shares of common stock in repayment of $1.2 million of the 2023 Notes, paid cash of $1.0 million in repayment of the 2023 Notes and issued 1.3 million shares of common stock for $2.1 million upon exercise of warrants issued in conjunction with the 2023 Notes, as discussed in Note 7.

In February 2024, the Company entered into definitive agreements for the immediate exercise of certain outstanding warrants to purchase up to an aggregate of 3,601,752 shares of common stock of the Company originally issued in May 2023, having an exercise price of $3.637 per share, at a reduced exercise price of $1.31 per share. The gross proceeds to the Company from the exercise of the warrants was approximately $4.7 million, prior to deducting placement agent fees and offering expenses. In connection with the exercise of the warrants, new warrants were issued that are immediately exercisable for an aggregate of up to 7,203,504 shares of common stock, at an exercise price of $1.06 per share. 3,601,752 of the new warrants will expire on May 12, 2028, and 3,601,752 of the new warrants will have a term of eighteen months from the issuance date. The Company also issued to the placement agent warrants to purchase up to 252,123 shares of common stock at an exercise price of $1.6375 per share; these warrants will expire on May 12, 2028.

Exhibit Index

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated January 31, 2021, by and among Leisure Acquisition Corp., Ensysce Biosciences, Inc. and EB Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
3.1(a)	Third Amended and Restated Certificate of Incorporation of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K on July 7, 2021).
3.1(b)	Certificate of amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) filed with the registrant’s Registration Statement on Form S-1 (File No. 333-268038) on October 28, 2022)
3.1(c)	Certificate of Second Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 27, 2022)
3.1(d)	Certificate of Designation of the Series A Preferred Stock of Ensysce Biosciences, Inc., dated February 1, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A, filed on February 1, 2023, File No. 000-56516)
3.1(e)	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock of Ensysce Biosciences, Inc., dated February 7, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1), filed on February 7, 2023, File No. 000-56516)
3.2	Amended and Restated Bylaws of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.2 filed with the registrant’s Current Report on Form 8-K on July 7, 2021)
4.1	Warrant Agreement, dated December 1, 2017, between the Leisure Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)
4.2	Investor Rights Agreement between Ensysce Biosciences, Inc. and the Investors listed on the signature pages thereto dated as of May 11, 2018 (incorporated by reference to Exhibit 4.6 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
4.3	Form of Warrant Certificate issued to previous holders of Private Placement Warrants and other private warrants (incorporated by reference to Exhibit 4.8 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
4.4	Form of Senior Secured Convertible Promissory Note issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.6 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
4.5	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
4.6	Form of Senior Secured Convertible Promissory Note issued by Ensysce Biosciences, Inc. pursuant to and in accordance with a 2022 Securities Purchase Agreement (incorporated by reference to Exhibit 4.6 filed with the registrant’s Current Report on Form 8-K on August 9, 2022)
4.7	Form of Common Stock Purchase Warrant issued by Ensysce Biosciences, Inc. pursuant to and in accordance with a 2022 Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K on August 9, 2022)
4.8	Form of warrant delivered by Ensysce Biosciences, Inc. in December 2022 in connection with an underwritten offering (incorporated by reference to Exhibit 4.10 filed with the registrant’s Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed December 8, 2022)
4.9	Form of pre-funded warrant delivered by Ensysce Biosciences, Inc. in December 2022 in connection with an underwritten offering (incorporated by reference to Exhibit 4.11 filed with the registrant’s Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed December 8, 2022)
4.10	Form of warrant issued in connection with a private placement conducted concurrently with a public offering (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on February 7, 2023)
4.11	Form of warrant issued to a placement agent or its designees in connection with a private placement conducted concurrently with a public offering (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K on February 7, 2023)
4.12	Form of common warrant (incorporated by reference to Exhibit 4.12 filed with the registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-271480) on May 17, 2023)
4.13	Form of pre-funded warrant (incorporated by reference to Exhibit 4.13 filed with the registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-271480) on May 17, 2023)
4.14	Form of placement agent warrant (incorporated by reference to Exhibit 4.14 filed with the registrant’s Post-Effective Amendment on Form S-1 (File No. 333-271480) on May 17, 2023)
4.15	Form of warrants amended in connection with the execution of a Securities Purchase Agreement on May 10, 2023 (incorporated by reference to Exhibit 4.15 filed with the registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-271480) on May 17, 2023)
4.16	Form of common warrant issued in October 2023 and November 2023 (incorporated by reference to Exhibit 4.16 filed with the registrant’s Registration Statement on Form S-1 (File No. 333-275456) on November 9, 2023)
4.17	Form of October 2023 Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.6 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023).
4.18	Form of Series A/B common stock purchase warrant issued February 14, 2024 (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
4.19	Form of placement agent warrant issued February 14, 2024 (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
10.1	Registration Rights Agreement, dated December 1, 2017, among Leisure Acquisition Corp. and certain securityholders (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)
10.2	Warrant Purchase Agreement, dated December 1, 2017, between Leisure Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)

101

10.3(a)	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.8 filed with the registrant’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.3(b)	Form of Indemnification Agreement executed by each of the Ensysce directors and executive officers (incorporated by reference to Exhibit 10.6 filed with the registrant’s Form 10-Q initially filed on November 15, 2021)
10.4+	Executive Employment Agreement, by and between the Company and Dr. Lynn Kirkpatrick, dated September 14, 2021 (incorporated by reference to Exhibit 10.44 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021)
10.5	Agreement and Plan of Merger by and among the Signature Therapeutics, Inc., Signature Acquisition Corp. and the Company dated December 28, 2015 (incorporated by reference to Exhibit 10.21 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.6+	Executive Employment Agreement, by and between the Company and Geoffrey Birkett, dated August 21, 2021 (incorporated by reference to Exhibit 10.45 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021)
10.7+	Employment Agreement between the Company and David Humphrey dated February 11, 2021 (incorporated by reference to Exhibit 10.26 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.8+	Amendment to Offer Letter between the Company and David Humphrey dated February 23, 2021 (incorporated by reference to Exhibit 10.27 filed with the the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.9(a)+	Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.22 filed with the registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.9(b)+	Amended and Restated 2021 Omnibus Incentive Plan Form of Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.22(a) filed with the registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.10	Share Purchase Agreement between the Company, GEM Global Yield LLC SCS and GEM Yield Bahamas Limited dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date and form of Warrant to Purchase Common Shares of Ensysce Biosciences, Inc. issued by the Company to GEM Yield Bahamas Limited (incorporated by reference to Exhibit 10.29 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.11†	Technology Transfer Agreement by and among the Company, Covistat, Inc., Mucokinetica, Ltd., Roderick Hall and Peter Cole dated August 5, 2020 (incorporated by reference to Exhibit 10.30 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.12	Manufacturing Agreement between Recro Gaineville LLC and the Company dated September 11, 2019 (incorporated by reference to Exhibit 10.35 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.13(a)	Form of Exchange Agreement between Leisure Acquisition Corp. and the holders of Private Placement Warrants (incorporated by reference to Exhibit 10.36(a) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.13(b)	Form of Exchange Agreement to be entered into by the Company with each of the Sponsors and the Strategic Investor (incorporated by reference to Exhibit 10.36(b) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.14(a)†	Securities Purchase Agreement, dated September 24, 2021 by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.14(b)	Registration Rights Agreement, dated September 24, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.14(c)	Subsidiary Guarantee, dated September 24, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)

102

10.14(d)†	Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.14(e)	Patent Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.14(f)	Letter Agreement, dated December 27, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K initially filed on December 27, 2021)
10.14(g)	Second Letter Agreement, dated January 16, 2022, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K initially filed on January 18, 2022)
10.15(a)	Securities Purchase Agreement, dated June 30, 2022, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.15(b)	Registration Rights Agreement, dated June 30, 2022, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.15(c)	Subsidiary Guarantee, dated June 30, 2022, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.15(d)	Security Agreement, dated June 30, 2022, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.15(e)	Patent Security Agreement, dated June 30, 2022, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.15(f)	Letter Agreement, dated January 12, 2023, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K on January 13, 2023)
10.16	October 2023 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.17	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.18	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.19	Form of Security Agreement (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.20	Form of Patent Security Agreement (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10 21	Form of Inducement Letter Agreement, dated as of February 12, 2024 (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
10.22	Form of Waiver, dated February 12, 2024, under the Securities Purchase Agreement dated October 23, 2023 ((incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
14	Company’s Code of Business Conduct (incorporated by reference to Exhibit 14 filed with the registrant’s Annual Report on Form 10-K (File No. 001-38306) on March 30, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with the Registration Statement on Form S-1 (333-268038) filed on October 28, 2022)
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*++	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*++	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Policy relating to recovery of erroneously awarded compensation
(101)	Interactive Data File
(104)	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain schedules (or similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or 601(b)(2), as applicable. The registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.
+	Denotes compensatory plans or arrangements or management contracts.
++	This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Ensysce for purposes of Section 18 or any other provisions of the Exchange Act.

Item 16. Form 10-K Summary.

Not applicable.

103

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, State of California, on March 14, 2024.

ENSYSCE BIOSCIENCES, INC.

By:	/s/ Dr. Lynn Kirkpatrick
Name:	Dr. Lynn Kirkpatrick
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 14, 2024.

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

104