Form 10-Q
period 2024-03-31
Ensysce Biosciences, Inc.
filed 2024-05-13
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 7, 2024, the registrant had 7,585,172 shares of common stock, $0.0001 par value per share, outstanding.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on Ensysce’s current expectations and beliefs concerning future developments and their potential effects on Ensysce. There can be no assurance that future developments affecting Ensysce will be those that Ensysce has anticipated. These forward-looking statements involve risks, uncertainties (some of which are beyond Ensysce’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, the occurrence of the events described in the “Risk Factors” in our Annual Report on Form 10-K may adversely affect Ensysce. Ensysce will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

i

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.48 million, sold in two closings on June 30, 2022 and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023 and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2022 December Offering	The Company’s December 2022 registered direct offering of common stock (including pre-funded warrants in lieu thereof). The Offering closed on December 9, 2022 for aggregate consideration of $4.1 million
2023 February Offering	The Company’s February 2023 registered direct offering of common stock and private placement warrants for aggregate consideration of $3.0 million
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
2024 Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
Ensysce	Ensysce Biosciences Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GEM Warrants	4,608 shares of common stock that may be issued upon the exercise of warrants issued to GYBL under the terms of the GEM Agreement at an exercise price of $1.06 per share

ii

GYBL	GEM Yield Bahamas Limited
Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 3,601,752 shares of the Company’s common stock (issued on May 12, 2023) to reduce the exercise price from $3.637 per share to $1.31 per share.
Investor Notes	The 2021 Notes, 2022 Notes and 2023 Notes, collectively.
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 21,993 shares of our common stock at a weighted average exercise price of $2,725.90 per share
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 4,518 shares of our common stock at an exercise price of $3.64 per share and in (ii) 2022 are exercisable for an aggregate of 38,900 shares of our common stock at an exercise price of $3.64 per share
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 41,666 shares of our common stock at an exercise price of $2,760.00 per share
R&D	Research and Development
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, or October 23, 2023 as the context dictates, by and between Ensysce and the institutional investors party thereto
SPA	A Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, or October 23, 2023 as the context dictates, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

iii

iv

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,404,349	$1,123,604
Unbilled receivable	96,224	97,561
Prepaid expenses and other current assets	1,196,067	1,067,703
Total current assets	4,696,640	2,288,868
Other assets	377,550	419,217
Total assets	$5,074,190	$2,708,085
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$981,720	$1,936,007
Accrued expenses and other liabilities	408,435	542,260
Notes payable and accrued interest	245,973	854,697
Total current liabilities	1,636,128	3,332,964
Long-term liabilities:
Liability classified warrants	17,433	26,388
Total long-term liabilities	17,433	26,388
Total liabilities	$1,653,561	$3,359,352
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at March 31, 2024 (unaudited) and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at March 31, 2024 (unaudited) and December 31, 2023; 7,329,253 and 3,146,157 shares issued at March 31, 2024 (unaudited) and December 31, 2023, respectively; 7,329,172 and 3,146,076 shares outstanding at March 31, 2024 (unaudited) and December 31, 2023, respectively	733	315
Additional paid-in capital	128,422,232	121,233,901
Accumulated deficit	(124,673,853)	(121,557,074)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	3,749,112	(322,858)
Noncontrolling interests in stockholders’ deficit	(328,483)	(328,409)
Total stockholders’ equity (deficit)	3,420,629	(651,267)
Total liabilities and stockholders’ equity (deficit)	$5,074,190	$2,708,085

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Federal grants	$305,722	$789,635
Operating expenses:
Research and development	778,904	1,796,015
General and administrative	1,369,782	1,554,855
Total operating expenses	2,148,686	3,350,870

Loss from operations	(1,842,964)	(2,561,235)

Other income (expense):
Change in fair value of convertible notes	-	146,479
Change in fair value of liability classified warrants	8,955	219,028
Interest expense, net	(1,248,065)	(1,497)
Other income and expense, net	(34,489)	5,419
Total other income, net	(1,273,599)	369,429

Net loss	$(3,116,563)	$(2,191,806)
Net loss attributable to noncontrolling interests	(74)	(3,941)
Deemed dividend related to warrants down round provision	290	8,309
Net loss attributable to common stockholders	$(3,116,779)	$(2,196,174)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.55)	$(2.08)
Weighted average common shares outstanding, basic and diluted	5,694,466	1,054,202

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2022	534,490	$53	$107,216,566	$(110,931,063)	$(315,208)	$(4,029,652)
Settlement of restricted stock units	312	-	-	-	-	-
Conversion of convertible notes	408,582	41	3,056,851	-	-	3,056,892
Settlement of commitment fee	44,444	4	399,996	-	-	400,000
Public offering, net	297,619	30	2,689,022			2,689,052
Transaction costs associated with public offering	-	-	(194,043)	-	-	(194,043)
Stock-based compensation	-	-	117,133	-	-	117,133
Reverse split fractional shares	(864)	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	8,309	(8,309)	-	-
Net loss	-	-	-	(2,187,865)	(3,941)	(2,191,806)
Balance on March 31, 2023	1,284,583	$128	$113,293,834	$(113,127,237)	$(319,149)	$(152,424)

Balance on December 31, 2023	3,146,076	$315	$121,233,901	(121,557,074)	$(328,409)	$(651,267)
Settlement of restricted stock units	63	-	-	-	-	-
Conversion of convertible notes	745,521	75	1,168,525	-	-	1,168,600
Issuance of common stock upon exercise of warrants	1,323,904	132	2,075,087	-	-	2,075,219
Issuance of common stock upon warrant inducement, net of issuance costs	2,113,608	211	4,718,084	-	-	4,718,295
Transaction costs associated with warrant inducement	-	-	(806,862)	-	-	(806,862)
Stock-based compensation	-	-	33,207	-	-	33,207
Deemed dividend related to warrants down round provision	-	-	290	(290)	-	-
Net loss	-	-	-	(3,116,489)	(74)	(3,116,563)
Balance on March 31, 2024	7,329,172	$733	$128,422,232	$(124,673,853)	$(328,483)	$3,420,629

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,116,563)	$(2,191,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and interest expense related to note conversions	27,283	1,497
Amortization of original issue discount and debt issuance costs	1,171,465	-
Change in fair value of convertible notes	-	(146,479)
Change in fair value of liability classified warrants	(8,955)	(219,028)
Stock-based compensation	33,207	117,133
Lease cost	-	(46)
Changes in operating assets and liabilities:
Unbilled receivable	1,337	(12,491)
Prepaid expenses and other assets	(86,697)	242,594
Accounts payable	(1,295,655)	(1,345,624)
Accrued expenses and other liabilities	(133,825)	(52,669)
Net cash used in operating activities	(3,408,403)	(3,606,919)
Cash flows from financing activities:
Proceeds public offering, net	-	2,689,052
Proceeds from warrant exercises	2,075,219	-
Proceeds from warrant inducement, net of issuance costs	4,718,295	-
Transaction costs associated with public offering	-	(194,043)
Transaction costs associated with warrant inducement	(465,494)	-
Repayment of convertible notes	(485,190)	(415,351)
Repayment of financed insurance premiums	(153,682)	(204,676)
Net cash provided by financing activities	5,689,148	1,874,982
Increase (decrease) in cash and cash equivalents	2,280,745	(1,731,937)
Cash and cash equivalents beginning of period	1,123,604	3,147,702
Cash and cash equivalents end of period	$3,404,349	$1,415,765

Supplemental cash flow information:
Income tax payments	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Incremental fair value of February 2024 warrant inducement	$5,167,372	$-
Conversions of convertible notes into common stock	$1,168,600	$3,056,892
Transaction costs from warrant inducement	$341,368	-
Deemed dividend related to warrants down round provision	$290	$8,309
Cash true-up liability	$-	$584,857
Settlement of commitment fee in shares	$-	$400,000

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

In 2020, the Company commenced an initiative to develop a therapeutic for the treatment of certain coronavirus infections through the formation of a separate entity, EBIR, a Delaware corporation. Pursuant to the certificate of incorporation, EBIR was authorized to issue 1,000,000 shares of common stock, $0.001 par value per share, and 100,000 shares of preferred stock, $0.001 par value per share. Ensysce is a 79.2% stockholder in EBIR, with 9.9% and 10.9% of the shares held by a certain key person of the Company and two unrelated parties, respectively. The non-Ensysce owned shares and the activity are reflected on the financial statements as Noncontrolling interests.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2023, which may be found in the Company’s Form 10-K filed with the SEC on March 15, 2024.

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

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had concentration in accounts payable, as one to two research and development vendors made up greater than 10% individually, and 17% and 38% in aggregate, of the outstanding accounts payable balance as of March 31, 2024 and December 31, 2023, respectively.

Property and equipment

Property and equipment are fully depreciated as such there is no depreciation expense recognized in the periods presented.

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

As of March 31, 2024, and December 31, 2023, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Warrants

The Company issued liability-classified warrants in connection with the issuance of the 2021 Notes and the 2022 Notes. The warrants were liability-classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8 for details of the warrants.

The following tables present liabilities measured and recorded at fair value on the Company’s consolidated balance sheets as of March 31, 2024, and December 31, 2023.

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$17,433	$-	$-	$17,433
Total	$17,433	$-	$-	$17,433

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liability classified warrants	26,388	-	-	26,388
Total	$26,388	$-	$-	$26,388

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the quarter ended March 31, 2024 (no level 3 assets as of quarter-end March 31, 2024):

Liability classified warrants
Fair value, December 31, 2023	$26,388
Change in fair value	(8,955)
Fair value, March 31, 2024	$17,433

Federal Grants

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse (“NIDA”) awarded the Company a research and development grant related to the development of its MPAR® overdose prevention technology (the “MPAR Grant”). The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023.

In September 2019, the NIH/NIDA awarded the Company a second research and development grant related to the development of its TAAP/MPAR abuse deterrent technology for Opioid Use Disorder (the “OUD Grant”). The total approved budget was approximately $5.4 million and the current grant period ends in August of 2024. As of March 31, 2024, the remaining funding under the grant is $1.9 million.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended March 31,
	2024	2023
MPAR	$-	$481,279
TAAP/OUD	305,722	308,356
Total	$305,722	$789,635

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

Net loss per share

The basic earnings per share is calculated by dividing the Company’s net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is calculated by adjusting basic shares outstanding for the dilutive effect of common share equivalents outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, RSUs, warrants and convertible notes are considered to be common share equivalents but are excluded from the calculation of diluted net loss per common share if their effect would be anti-dilutive.

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended March 31,
	2024	2023
Stock options	581,315	26,354
RSUs	-	691
Warrants	9,735,248	858,609
Convertible notes	137,799	-
Total	10,454,362	885,654

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Adoption of this ASU is currently being evaluated by the Company.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2024	December 31, 2023
Prepaid research and development	$767,233	$535,474
Prepaid insurance	312,590	441,871
Other prepaid expenses	90,730	72,358
Other current assets	25,514	18,000
Total prepaid expenses and other current assets	$1,196,067	$1,067,703

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accrued research and development	$141,680	$329,228
Professional fees	133,563	110,202
Other accrued liabilities	133,192	102,830
Total accrued expenses and other liabilities	$408,435	$542,260

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2024, the Company’s commitments included an estimated $17.6 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of March 31, 2024, and December 31, 2023, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2024, with no contracted option to renew. As of March 31, 2024, the future lease payments totaled $22,727. The Company recognized total rent expense of $8,747 in the three months ended March 31, 2024 and $8,375 in the three months ended March 31, 2023.

Share Subscription Facility

In December 2020, the Company executed the GEM Agreement, under which an investor agreed to provide the Company with a share subscription facility of up to $60.0 million for a 36-month term following the public listing of the Company’s common stock. The Company controls the timing and maximum amount of drawdown under this facility and has no minimum drawdown obligation. The investor will pay, in cash, a per-share amount equal to 90% of the average daily closing price of the Company’s stock during the 30 consecutive trading days prior to the issuance of a draw notice, which shall not exceed 400% of the average trading volume for the 30 trading days immediately preceding the draw down date. Concurrent with the public listing of the Company’s shares on July 2, 2021, the Company issued to the investor 4,608 warrants with a three-year term to purchase common stock of Ensysce at an exercise price of $2,402.40 per share, subsequently reduced to $1.06 at February 12, 2024 (Note 8). Usage of the GEM facility is limited by other agreements of the Company. The Company has not raised any capital to date pursuant to the GEM facility.

NOTE 7 – NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of March 31, 2024.

	Principal balance	Accrued interest	Unamortized Debt Discount & Issuance Costs	Net debt balance
2023 Notes	$216,000	$4,628	$(25,735)	$194,893
Financed insurance	50,932	148	-	51,080
Total	$266,932	$4,776	$(25,735)	$245,973

The following table provides a summary of the Company’s outstanding debt as of December 31, 2023:

	Principal balance	Accrued interest	Unamortized Debt Discount & Issuance Costs	Net debt balance
2023 Notes	$1,836,000	$13,078	$(1,197,200)	$651,878
Financed insurance	197,249	5,570	-	202,819
Total	$2,033,249	$18,648	$(1,197,200)	$854,697

Interest Expense

The interest expense recognized for financed insurance was $1,944 and $1,497 for the three months ended March 31, 2024 and 2023, respectively. Interest expense recognized for the 2023 Notes was $1.2 million for the three months ended March 31, 2024, which consists of amortization of the debt discount and debt issuance costs and incurred and accrued interest.

2022 Notes

On June 30, 2022, the Company entered into an $8.0 million convertible financing agreement with institutional investors. The agreement provided for two closings, each for notes payable of $4.24 million (resulting in gross cash proceeds of $4.0 million). Funds were received for the first closing on July 1, 2022, and for the second closing on August 9, 2022.

In connection with the 2022 Notes, the Company also issued warrants to purchase 38,900 shares of the Company’s common stock. The warrants have an adjusted exercise price of $3.64 and are exercisable for five years following issuance of the 2022 Notes.

In January 2023, the Company entered into a letter agreement to reduce the conversion price for the remaining balance of the Company’s outstanding 2022 Notes from $24.07 to $9.01 for the period from January 12, 2023 until May 12, 2023. Conversions of the 2022 Notes in the quarter ended March 31, 2023, totaled $3.1 million and resulted in the issuance of 408,582 shares of common stock at a weighted-average exercise price of $7.48 per share. The outstanding principal and interest balances of the 2022 Notes were satisfied in March 2023. Cash true-up payments totaling $0.6 million for conversions below the adjusted price were paid in May 2023.

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

The combined notes are subject to an original issue discount of 8%, have a term of six months from their respective date of issuance and accrue interest at the rate of 6.0% per annum. The notes are convertible into common stock, at a per share conversion price equal to $1.5675. Beginning ninety days following issuance of the respective notes, the Company is obligated to redeem monthly one third of the original principal amount under the applicable note, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder of such note. The Company is required to pay the redemption amount in cash with a premium of 10% or, at the election of the purchaser at any time, some or all of the principal amount and interest may be paid by conversion of shares under the note into common stock based on a conversion price equal to $1.5675. The Company determined the 2023 Notes are to be accounted for as conventional convertible debt as they provide for the holder an option to convert the outstanding balances into a fixed number of shares (or an equivalent amount of cash at the discretion of the Company) and the option to convert meets the definition of an exception from derivative accounting. As a result, the Company has reflected the outstanding principal amount, the remaining unamortized discount (both original issue discount and the relative fair value discount associated with the warrants discussed below) and the remaining debt issuance costs as a net amount on the face of the balance sheet. The amortization of the original debt discount (approximately $0.1 million) and issuance costs (approximately $0.3 million) will be recorded as interest expense within the consolidated statements of operations. As of March 31, 2024, approximately $0.4 million of the original debt discount and issuance costs was amortized to interest expense.

The warrants have an exercise price of $1.5675, the same as the conversion price, and are exercisable for five years following the issuance date. The warrants were equity classified as they are indexed to the Company’s stock and only settleable in shares. The warrants were initially measured at fair value using a Black-Scholes valuation model and were allocated along with the 2023 Notes using the relative fair value method. The initial fair value of $1.1 million allocated to the warrants was considered a debt discount and will be amortized to interest expense over the remaining term of the notes. As of March 31, 2024, approximately $0.8 million of the discount associated with the warrants was amortized to interest expense.

During the quarter ended March 31, 2024, the Company converted 745,521 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee in connection to the 2024 Warrant Inducement (see note 8) to pay down $0.5 million of 2023 Notes and $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of March 31, 2024, the remaining amount of the 2023 Notes, net of unamortized debt and issuance costs outstanding, relates to senior secured convertible promissory notes held with a Company board member (see Note 10).

Financed insurance premiums

In June 2023, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.4 million. Monthly payments commenced in July 2023 and the final installment was paid on April 2, 2024. The Company incurred $1,944 and $1,497, of interest expense associated with the financed insurance premiums for the periods ended March 31, 2024 and 2023.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of March 31, 2024, and December 31, 2023, there were no shares of preferred stock issued and outstanding.

2024 Warrant Inducement

On February 12, 2024, the Company executed an Inducement Letter with certain holders of existing warrants to purchase up to an aggregate of 3,601,752 shares of the Company’s common stock issued to the holders in connection with the 2023 May Offering. Pursuant to the Inducement Letter, the holders agreed to exercise for cash their existing warrants to purchase an aggregate of 3,601,752 shares of Common Stock at a reduced exercise price of $1.31 per share in consideration of the Company’s agreement to issue new unregistered Series A Warrants (the “Series A Warrants”) to purchase up to 3,601,752 shares of Common Stock and new unregistered Series B Warrants (the “Series B Warrants”) to purchase up to 3,601,752 shares of Common Stock (collectively, the “New Warrant Shares”). The Series A Warrants have an exercise price of $1.06 per share and have a term equal to eighteen months from the date of issuance. The Series B Warrants have an exercise price of $1.06 per share and will expire on May 12, 2028. The gross proceeds to the Company from the exercise of the warrants were approximately $4.7 million, prior to deducting placement agent fees and estimated offering expenses. As the existing warrants and the new warrants were equity classified before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $5.2 million as an equity issuance cost.

In connection with the execution of the Inducement Letter, the Company executed a waiver related to the 2023 Notes’s SPA it had entered into as of October 23, 2023. The SPA contained restrictions on the Company’s ability to undertake certain transactions, which included the execution of the Inducement Letter. The Waiver permitted the Company to execute the Inducement Letter but required repayment of the certain investor held notes issued under the SPA with a premium following closing of the transaction contemplated thereby. Refer to Note 7 for the details of the waiver fee and the application of the amounts to the outstanding notes and as a transaction cost of the warrant inducement.

The Company utilized an exclusive placement agent for the 2024 Warrant Inducement and incurred approximately $0.3 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 252,123 shares of Common Stock, equal to 7.0% of the aggregate number of shares of Common Stock (or warrants) placed in the transaction. The placement agent warrants expire on May 12, 2028, and have an exercise price of $1.6375 per share of Common Stock (equal to 125% of the reduced exercise price per Existing Warrant).

The closing of the offering occurred on February 14, 2024.

Abeyance Shares

Related to the 2024 Warrant Inducement, a holder left 1,488,144 shares in abeyance at the Company’s transfer agent to be delivered to the holder at their request. On April 8, 2024, 256,000 shares held in abeyance were delivered to the holder and the remaining shares are held in abeyance. Accordingly, as of March 31, 2024, 1,488,144 shares were held in abeyance, have not been issued and are not outstanding.

Warrants

On March 31, 2024, outstanding warrants to purchase shares of common stock are as follows:

Reference	Underlying	Exercise Price	Description	Classification
(a)	63,659	$2,400.00 - 2,760.00	LACQ warrants	Equity
(b)	4,608	$1.31	Share subscription facility	Equity
(c)	4,518	$3.64	2021 Notes	Liability
(d)	38,900	$3.64	2022 Notes	Liability
(e)	549,993	$3.64 - 16.80	Public offering	Equity
(f)	318,451	$8.58 - 12.60	Public offering	Equity
(g)	126,061	$4.86	Public offering	Equity
(h)	2,443,187	$1.57	2023 Notes	Equity
(i)	7,455,627	$1.06 - 1.64	2024 Warrants	Equity
	11,005,004

a)

On June 30, 2021, as a result of the Closing of the Business Combination, the Company assumed a total of 78,751 warrants previously issued by LACQ (subsequently in December 2022 and August 2023, 7,782 and 7,310 warrants, respectively, were cancelled). The warrants provide holders the right to purchase common stock at a strike price of between $2,400.00 and $2,760.00 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 41,666 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 21,993 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the price of 2,083 warrants issued on June 30, 2021 from $2,760 to $2,400.00.

b)	On July 2, 2021, upon public listing of the Company’s shares, the Company issued 4,608 warrants to purchase common stock pursuant to the share subscription facility. The warrants have a three-year life and an initial exercise price of $2,402.40 per share. The warrants have been subject to multiple exercise price reductions as required by a down round adjustment feature of the warrant, due to common stock issued at prices below the then current exercise price. The adjustments have progressed from the original exercise price of $2,402.40 per share to the current exercise price at March 31, 2024 of $1.06 per share. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a Black-Scholes model) is reflected on the consolidated statement of operations as a deemed dividend.

c)	On September 24, 2021 and November 5, 2021, the Company issued 1,507 and 3,011 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $1,831.20 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on September 23, 2026 and November 4, 2026, respectively. As a result of the issuance of the 2022 Notes in July 2022, the exercise price of these warrants was adjusted down to $187.20. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

d)	On July 1, 2022 and August 9, 2022, the Company issued 19,450 warrants each in connection with the issuance of the 2022 Notes. The warrants were immediately exercisable with an exercise price of $170.04 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on June 29, 2027 and August 8, 2027, respectively. As a result of the issuance of shares and warrants in connection with the December 2022 public offering, the exercise price of these warrants was adjusted down to $24.07. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

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

(g)	On May 12, 2023, the Company issued 3,727,813 equity classified warrants (series A-1, A-2 and placement agent warrants) in connection with a public offering. The warrants were immediately exercisable with an exercise price of $3.64 - $4.86 and expire on November 12, 2024, May 10, 2028, and May 12, 2028. In connection to the Inducement Letter entered into February 12, 2024, certain existing warrant holders agreed to exercise 3,601,752 series A-1 and A-2 warrants at a reduced exercise price of $1.31. The placement agent warrants remain outstanding as of March 31, 2024.

(h)

On October 25, 2023 and November 28, 2023, the Company issued warrants to purchase 1,255,697 shares and 2,511,394 shares, respectively. The warrants were immediately exercisable with an exercise price of $1.5675 and expire on October 25, 2028 and November 28, 2028, respectively. In January of 2024 a holder of the warrants exercised 1,323,904 warrants at an exercise price of $1.5675.

(i)

On February 12, 2024, the Company issued 7,455,627 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $1.06 and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $1.6375 and expire on May 12, 2028.

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	Stock price	Exercise price	Expected term (years)	Volatility	Risk free rate
(a) LACQ warrants (grant date varies)	$3,477.60	$2,400.00 - $2,760.00	3.00	110.0%	0.5%
(b) Share subscription facility (grant date 7/2/21)	$3,477.60	$2,402.40	3.00	110.0%	0.5%
(b) Share subscription facility (remeasurement date varies)	$1.13 - $1,029.60	$1.31 - $680.23	0.38 - 2.58	91.3% - 140.5%	1.04% - 5.43%
(c) Liability classified warrants (grant date 9/24/21)	$1,077.60	$1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (grant date 11/5/21)	$540	$1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (remeasured at 3/31/24)	$0.79	$3.64	2.50 - 2.60	132.7% - 135.2%	4.5%
(d) Liability classified warrants (grant date 7/1/22)	$136.80	$170.04	5.00	98.9%	2.9%
(d) Liability classified warrants (grant date 8/9/22)	$127.20	$170.04	5.00	102.8%	3.0%
(d) Liability classified warrants (remeasured at 3/31/24)	$0.79	$3.64	3.25 - 3.36	120.7% - 122.1%	4.3%

NOTE 9 - STOCK-BASED COMPENSATION

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan. In February 2023, the Company’s Board approved an annual increase of 26,725 shares and in August 2023, the Company’s stockholders approved a proposal for an increase of 585,796 shares available for future grant under the 2021 Omnibus Plan.

The Company recognized within general and administrative expense stock-based compensation expense of $23,488 and $96,270 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized stock-based compensation expense of $9,719 and $20,863, respectively, within research and development expense.

Option Activity

There were no stock options granted during the three months ended March 31, 2024 and March 31, 2023.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2024:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2023	581,315	$33.15	9.57	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at March 31, 2024	581,315	33.15	9.33	-
Exercisable at March 31, 2024	579,960	32.08	-	-
Vested and expected to vest	581,315	33.15	9.33	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in during the three months ended March 31, 2024 and 2023):

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

As of March 31, 2024, the Company had an aggregate of $86,641 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.08 years.

Restricted Stock Units

There were no restricted stock units granted or outstanding during the three months ended March 31, 2024. The estimated fair value of each of the Company’s restricted stock unit awards granted in 2023 was determined on the date of grant based on the closing price of the Company’s common stock on the previous trading date. The restricted stock unit awards granted in 2023 were immediately vested and there were no other valuation inputs used for the estimated fair value.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

March 31, 2024
Awards outstanding under the 2021 Omnibus Incentive Plan	581,315
Awards available for future grant under 2021 Omnibus Incentive Plan	2,112
Warrants outstanding	11,005,004
Total shares of common stock reserved for future issuance	11,588,431

NOTE 10 - RELATED PARTIES

As of March 31, 2024, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 0.4 million warrants exercisable for common stock at $1.5675 per share issued from a board member in connection to the issuance of the 2023 Notes. On April 25, 2024, the Company and the board member entered into a forbearance agreement that will expire on April 25, 2025. Upon termination of the forbearance period, the Company will owe the remaining outstanding principal balance together with unpaid interest. The Company may pay the notes in full at any time prior to the conclusion of the forbearance period.

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

H.C. Wainwright & Co. acted as the exclusive placement agent for the offering. The Company also registered warrants issued to the placement agent to purchase 126,061 shares of common stock at a per share exercise price of $4.8588, which was 125% of the price of the shares in the offering.

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

2023 Notes

On October 23, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) for an aggregate financing of $1.7 million with investors, including $0.2 million with a board member. The notes are subject to an original issue discount of 8%, have a term of six months from their respective date of issuance and accrue interest at the rate of 6.0% per annum. The Company is required to pay scheduled redemption amounts in cash with a premium of 10% or, at the election of the investor at any time, some or all of the principal amount and interest may be paid by conversion of shares under the note into common stock based on a conversion price equal to $1.5675. Conversions and repayments of principal and interest on the notes in January and February 2024 totaled $1.7 million.

The Company also issued warrants to purchase an aggregate of 3,767,091 shares of common stock at an exercise price of $1.5675 that are exercisable for five years following issuance. Warrants for 1.3 million shares of common stock were exercised in January 2024.

2024 Warrant Inducement

On February 12, 2024, the Company entered into an Inducement Letter with certain holders of existing warrants to purchase up to an aggregate of 3,601,752 shares of the Company’s common stock issued to the holders in connection with the 2023 May Offering. Pursuant to the Inducement Letter, the holders agreed to exercise for cash their existing warrants to purchase an aggregate of 3,601,752 shares of Common Stock at a reduced exercise price of $1.31 per share in consideration of the Company’s agreement to issue new unregistered Series A Warrants (the “Series A Warrants”) to purchase up to 3,601,752 shares of Common Stock and new unregistered Series B Warrants (the “Series B Warrants”) to purchase up to 3,601,752 shares of Common Stock (collectively, the “New Warrant Shares”). The Series A Warrants have an exercise price of $1.06 per share and have a term equal to eighteen months from the date of issuance. The Series B Warrants have an exercise price of $1.06 per share and will expire on May 12, 2028. The gross proceeds to the Company from the exercise of the warrants were approximately $4.7 million, prior to deducting placement agent fees and estimated offering expenses. The closing of the offering occurred on February 14, 2024.

In connection with the execution of the Inducement Letter, the Company entered into a waiver related to the 2023 Notes’s SPA it had entered into as of October 23, 2023. The SPA contained restrictions on the Company’s ability to undertake certain transactions, which included entering into the Inducement Letter. The Waiver permitted the Company to enter into the Inducement Letter but required repayment of the remaining $0.5 million of investor held notes issued under the SPA with a premium of $0.5 million following closing of the transaction contemplated thereby.

The Company utilized an exclusive placement agent for the 2024 Warrant Inducement and incurred approximately $0.5 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 252,123 shares of Common Stock, equal to 7.0% of the aggregate number of shares of Common Stock (or warrants) placed in the transaction. The placement agent warrants expire on May 12, 2028, and have an exercise price of $1.6375 per share of Common Stock (equal to 125% of the reduced exercise price per Existing Warrant).

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

We have received funding under federal grants from the NIH through NIDA. In September 2018, we were awarded a research and development grant related to the development of our MPAR® overdose prevention technology (the “MPAR Grant”). In September 2019, we were awarded a second research and development grant related to the development of our TAAP/MPAR abuse deterrent technology for Opioid Use Disorder (“OUD”) (the “OUD Grant”). Grant funds are awarded annually through a Notice of Award which contains certain terms and conditions including, but not limited to, complying with the grant program legislation, regulation and policy requirements, complying with conditions on expenditures of funds with respect to other applicable statutory requirements such as the federal appropriations acts, periodic reporting requirements, and budget requirements.

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

Other Income (Expense)

Change in fair value of convertible notes

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

Interest Expense

Interest expense consists of interest accrued on our financed directors’ and officers’ insurance, and accumulated interest from the 2023 Notes based on the stated interest rate. In addition, the 2023 Notes balances reflect amortization of the debt discount from the original issuance and a discount associated with the warrant issuances and amortization of the associated debt issuance costs that are all recorded as interest expense. Interest expense related to the 2021 Notes and 2022 Notes was included in the estimate of fair value of the convertible notes.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

Beginning in 2022, the Tax Cuts and Jobs Act, or the Tax Act, eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years pursuant to Internal Revenue Code Section 174. This has not impacted our effective tax rate or our cash tax payable in 2024; however, if the requirement to capitalize Section 174 expenditures is not modified, it may also impact our effective tax rate and our cash tax liability in future years.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Federal grants	$305,722	$789,635	$(483,913)
Operating expenses:
Research and development	778,904	1,796,015	(1,017,111)
General and administrative	1,369,782	1,554,855	(185,073)
Total operating expenses	2,148,686	3,350,870	(1,202,184)
Loss from operations	(1,842,964)	(2,561,235)	718,271
Other income (expense):
Change in fair value of convertible notes	-	146,479	(146,479)
Change in fair value of liability classified warrants	8,955	219,028	(210,073)
Interest expense	(1,248,065)	(1,497)	(1,246,568)
Other income and expense, net	(34,489)	5,419	(39,908)
Total other income/(expenses), net	(1,273,599)	369,429	(1,643,028)
Net loss	(3,116,563)	(2,191,806)	(924,757)
Net loss attributable to noncontrolling interests	(74)	(3,941)	3,867
Deemed dividend related to warrants down round provision	290	8,309	(8,019)
Net loss attributable to common stockholders	$(3,116,779)	$(2,196,174)	$(920,605)

Federal grant funding

Funding from federal grants for the three months ended March 31, 2024 and 2023 totaled $0.3 million and $0.8 million, respectively. The difference is due to the timing of research activities eligible for funding, as current funding under the MPAR grant was completed in December 2023. We expect funding from federal grants to fluctuate in the future due to the timing of preclinical and clinical development activities under the grants.

Research and development expenses

Research and development expenses for the three months ended March 31, 2024 and 2023 were $0.8 million and $1.8 million, respectively, representing a decrease of $1.0 million. The decrease was primarily the result of reduced external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels but may need to be adjusted based on our ability to raise capital sufficient to fund these expenses.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2024 and 2023 were $1.4 million and $1.6 million, respectively, representing a decrease of $0.2 million. The decrease was primarily a result of reduced stock-based compensation and consulting fees in the 2024 period. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Other income and expense for the three months ended March 31, 2024, consisted primarily of interest expenses associated with the amortization of the original issue discount and the debt issuance costs associated with the 2023 Notes and represented a net change in other income and expense of $1.6 million compared to the three months ended March 31, 2023. The comparative period for 2023 consisted primarily of changes in fair value associated with the 2022 Notes and the Company’s liability-classified warrants.

Liquidity and capital resources

Sources of liquidity and capital

As of March 31, 2024, we had $3.4 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

Remaining funding under two approved federal research grants totaled $1.9 million at March 31, 2024 and is expected to be utilized by August 31, 2024. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,408,403)	$(3,606,919)
Net cash provided by financing activities	5,689,148	1,874,982
Net increase (decrease) in cash and cash equivalents	$2,280,745	$(1,731,937)

Operating activities

During the three months ended March 31, 2024 and 2023, we used cash in operating activities of $3.4 million and $3.6 million, respectively. The decrease primarily resulted from the timing of vendor invoicing and payments.

Financing activities

During the three months ended March 31, 2024, net cash provided by financing activities was $5.7 million, primarily consisting of net proceeds from warrant exercises and the warrant inducement, less repayment of convertible notes and financed insurance premiums. During the three months ended March 31, 2023, net cash provided by financing activities was $1.9 million, primarily consisting of net proceeds from the 2023 February Offering, less repayment of convertible notes and financed insurance premiums.

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

Commitments

Our commitments as of March 31, 2024, included an estimated $17.6 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

Working capital

Because of the numerous risks and uncertainties associated with research, development and commercialization of biologic product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on and could increase significantly because of many factors, including:

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

While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements included in our 2023 Annual Report on Form 10-K, we believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business, primarily related to changes in interest rates and inflation.

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2024, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2023 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations.

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

ENSYSCE BIOSCIENCES, INC.

Date: May 10, 2024	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

