Form 10-Q
period 2024-06-30
Ensysce Biosciences, Inc.
filed 2024-08-14
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of August 12, 2024, the registrant had 8,471,172 shares of common stock, $0.0001 par value per share, outstanding.

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

i

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.48 million, sold in two closings on June 30, 2022 and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023 and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2022 December Offering	The Company’s December 2022 registered direct offering of common stock (including pre-funded warrants in lieu thereof). The Offering closed on December 9, 2022 for aggregate consideration of $4.1 million
2023 February Offering	The Company’s February 2023 registered direct offering of common stock and private placement warrants for aggregate consideration of $3.0 million
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
2024 Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
Ensysce	Ensysce Biosciences Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices
GEM Agreement	Share Purchase Agreement between the Company, GEM Global, and GYBL, dated as of December 29, 2020, including a Registration Rights Agreement between the same parties and dated as of the same date
GEM Global	GEM Global Yield LLC SCS
GEM Warrants	4,608 shares of common stock that may be issued upon the exercise of warrants issued to GYBL under the terms of the GEM Agreement at an exercise price of $1.06 per share

ii

GYBL	GEM Yield Bahamas Limited
Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 3,601,752 shares of the Company’s common stock (issued on May 12, 2023) to reduce the exercise price from $3.637 per share to $1.31 per share.
Investor Notes	The 2021 Notes, 2022 Notes and 2023 Notes, collectively
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 21,993 shares of our common stock at a weighted average exercise price of $2,725.90 per share
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 4,518 shares of our common stock at an exercise price of $3.64 per share and in (ii) 2022 are exercisable for an aggregate of 38,900 shares of our common stock at an exercise price of $3.64 per share
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 41,666 shares of our common stock at an exercise price of $2,760.00 per share
R&D	Research and Development
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, or October 23, 2023 as the context dictates, by and between Ensysce and the institutional investors party thereto
SPA	A Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, or October 23, 2023 as the context dictates, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

iii

iv

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,043,231	$1,123,604
Unbilled receivable	224,223	97,561
Prepaid expenses and other current assets	1,192,283	1,067,703
Total current assets	2,459,737	2,288,868
Other assets	335,883	419,217
Total assets	$2,795,620	$2,708,085
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$481,971	$1,936,007
Accrued expenses and other liabilities	370,186	542,260
Notes payable and accrued interest	454,463	854,697
Total current liabilities	1,306,620	3,332,964
Long-term liabilities:
Liability classified warrants	9,615	26,388
Total long-term liabilities	9,615	26,388
Total liabilities	$1,316,235	$3,359,352
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at June 30, 2024 (unaudited) and December 31, 2023	-	-
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2024 (unaudited) and December 31, 2023; 8,151,253 and 3,146,157 shares issued at June 30, 2024 (unaudited) and December 31, 2023, respectively; 8,151,172 and 3,146,076 shares outstanding at June 30, 2024 (unaudited) and December 31, 2023, respectively	815	315
Additional paid-in capital	128,448,699	121,233,901
Accumulated deficit	(126,641,646)	(121,557,074)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	1,807,868	(322,858)
Noncontrolling interests in stockholders’ deficit	(328,483)	(328,409)
Total stockholders’ equity (deficit)	1,479,385	(651,267)
Total liabilities and stockholders’ equity (deficit)	$2,795,620	$2,708,085

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Federal grants	$181,797	$490,472	$487,519	$1,280,107
Operating expenses:
Research and development	947,229	1,643,726	1,726,133	3,439,742
General and administrative	1,190,010	1,140,700	2,559,791	2,695,553
Total operating expenses	2,137,239	2,784,426	4,285,924	6,135,295

Loss from operations	(1,955,442)	(2,293,954)	(3,798,405)	(4,855,188)
Other income (expense):
Change in fair value of convertible notes	-	-	-	146,479
Change in fair value of liability classified warrants	7,818	43,622	16,773	262,650
Interest expense, net	(27,563)	-	(1,275,628)	(1,497)
Other income, net	7,394	11,030	(27,096)	16,448
Total other income (expense), net	(12,351)	54,652	(1,285,951)	424,080

Net loss	$(1,967,793)	$(2,239,302)	$(5,084,356)	$(4,431,108)
Net loss attributable to noncontrolling interests	-	(7,060)	(74)	(11,001)
Deemed dividend related to warrants down round provision	-	3,729	290	12,038
Net loss attributable to common stockholders	$(1,967,793)	$(2,235,971)	$(5,084,572)	$(4,432,145)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.98)	$(0.67)	$(2.66)
Weighted average common shares outstanding, basic and diluted	8,817,316	2,274,113	7,640,192	1,667,527

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on March 31, 2023	1,284,583	$128	$113,293,834	$(113,127,237)	$(319,149)	$(152,424)
Settlement of restricted stock units	312	-	-	-	-	-
Public offering, net	1,084,000	109	6,360,843	-	-	6,360,952
Transaction costs associated with public offering	-	-	(253,836)	-	-	(253,836)
Issuance of common stock upon exercise of warrants	300,897	30	(30)	-	-	-
Stock-based compensation	-	-	77,417	-	-	77,417
Deemed dividend related to warrants down round provision	-	-	3,729	(3,729)	-	-
Net loss	-	-		(2,232,242)	(7,060)	(2,239,302)
Balance on June 30, 2023	2,669,792	$267	$119,481,957	$(115,363,208)	$(326,209)	$3,792,807

Balance on March 31, 2024	7,329,172	$733	$128,422,232	$(124,673,853)	$(328,483)	$3,420,629
Issuance of common stock upon warrant inducement	822,000	82	(82)	-	-	-
Stock-based compensation	-	-	26,549	-	-	26,549
Net Loss	-	-	-	(1,967,793)	-	(1,967,793)
Balance on June 30, 2024	8,151,172	$815	$128,448,699	$(126,641,646)	$(328,483)	$1,479,385

Balance on December 31, 2022	534,490	$53	$107,216,566	$(110,931,063)	$(315,208)	$(4,029,652)
Settlement of restricted stock units	624	-	-	-	-	-
Settlement of commitment fee	44,444	4	399,996	-	-	400,000
Conversion of convertible notes	408,580	41	3,056,851	-	-	3,056,892
Public offerings, net	1,381,619	139	9,049,865	-	-	9,050,004
Transaction costs associated with public offerings	-	-	(447,879)	-	-	(447,879)
Issuance of common stock upon exercise of warrants	300,897	30	(30)	-	-	-
Stock-based compensation	-	-	194,550		-	194,550
Reverse split fractional shares	(862)	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	12,038	(12,038)	-	-
Net loss	-	-	-	(4,420,107)	(11,001)	(4,431,108)
Balance on June 30, 2023	2,669,792	$267	$119,481,957	$(115,363,208)	$(326,209)	$3,792,807

Balance on December 31, 2023	3,146,076	$315	$121,233,901	$(121,557,074)	$(328,409)	$(651,267)
Settlement of restricted stock units	63	-	-	-	-	-
Conversion of convertible notes	745,521	75	1,168,525	-	-	1,168,600
Issuance of common stock upon exercise of warrants	1,323,904	132	2,075,087	-	-	2,075,219
Issuance of common stock upon warrant inducement, net of issuance costs	2,935,608	293	4,718,002	-	-	4,718,295
Transaction costs associated with warrant inducement	-	-	(806,862)	-	-	(806,862)
Stock-based compensation	-	-	59,756	-	-	59,756
Deemed dividend related to warrants down round provision	-	-	290	(290)	-	-
Net loss	-	-	-	(5,084,282)	(74)	(5,084,356)
Balance on June 30, 2024	8,151,172	$815	$128,448,699	$(126,641,646)	$(328,483)	$1,479,385

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,084,356)	$(4,431,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and interest expense related to note conversions	29,113	1,497
Amortization of original issue discount and debt issuance costs	1,197,200	-
Change in fair value of convertible notes	-	(146,479)
Change in fair value of liability classified warrants	(16,773)	(262,650)
Stock-based compensation	59,756	194,550
Lease cost	-	(90)
Changes in operating assets and liabilities:
Unbilled receivable	(126,662)	169,243
Prepaid expenses and other assets	190,909	469,404
Accounts payable	(1,795,404)	(1,669,162)
Accrued expenses and other liabilities	(172,077)	(1,040,666)
Net cash used in operating activities	(5,718,294)	(6,715,461)
Cash flows from financing activities:
Proceeds public offering, net	-	9,050,004
Proceeds from warrant exercises	2,075,219	-
Proceeds from warrant inducement, net of issuance costs	4,718,295	-
Transaction costs associated with public offering	-	(447,879)
Transaction costs associated with warrant inducement	(465,494)	-
Repayment of convertible notes	(485,190)	(1,000,208)
Repayment of financed insurance premiums	(204,909)	(204,676)
Net cash provided by financing activities	5,637,921	7,397,241
Increase (decrease) in cash and cash equivalents	(80,373)	681,780
Cash and cash equivalents beginning of period	1,123,604	3,147,702
Cash and cash equivalents end of period	$1,043,231	$3,829,482

Supplemental disclosure of non-cash investing and financing activities:
Incremental fair value of February 2024 warrant inducement	$5,167,372	$-
Conversions of convertible notes into common stock	$1,168,600	$3,056,892
Transaction costs from warrant inducement	$341,368	$-
Deemed dividend related to warrants down round provision	$290	$12,038
Financed insurance premiums	$235,155	$445,737
Settlement of commitment fee in shares	$-	$400,000

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2023, which may be found in the Company’s Form 10-K filed with the SEC on March 15, 2024.

Going concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has not generated any product revenue. There is no assurance that profitable operations will ever be achieved, and, if achieved, will be sustained on a continuing basis. Product development activities, clinical and pre-clinical testing, and commercialization of the Company’s product candidates are necessary to develop the Company’s products and will require significant additional financing. There can be no assurance the Company will be able to obtain such funds. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had concentration in accounts payable, as two research and development vendors made up greater than 10% individually, and 31% and 38% in aggregate, of the outstanding accounts payable balance as of June 30, 2024 and December 31, 2023, respectively.

Property and equipment

Property and equipment are fully depreciated and as such there is no depreciation expense recognized in the periods presented.

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

As of June 30, 2024, and December 31, 2023, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

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

The following tables present liabilities measured and recorded at fair value on the Company’s consolidated balance sheets as of June 30, 2024, and December 31, 2023.

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$9,615	$-	$-	$9,615
Total	$9,615	$-	$-	$9,615

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liability classified warrants	26,388	-	-	26,388
Total	$26,388	$-	$-	$26,388

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the six months ended June 30, 2024 (no level 3 assets as of the six months ended June 30, 2024):

Liability classified warrants
Fair value, December 31, 2023	$26,388
Change in fair value	(16,773)
Fair value, June 30, 2024	$9,615

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

In September 2019, the NIH/NIDA awarded the Company a second research and development grant related to the development of its TAAP/MPAR abuse deterrent technology for Opioid Use Disorder (the “OUD Grant”). The total approved budget was approximately $5.4 million and the current grant period ends August 31, 2024. As of June 30, 2024, the remaining cash funding under the grant is $1.9 million.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
MPAR	$-	$437,263	$-	$918,542
TAAP/OUD	181,797	53,209	487,519	361,565
Total	$181,797	$490,472	$487,519	$1,280,107

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

Net loss per share

The basic earnings per share is calculated by dividing the Company’s net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic shares outstanding include the weighted average effect of the Company’s outstanding pre-funded warrants and abeyance shares, which require no consideration for the delivery of shares of common stock. Diluted net loss per share is calculated by adjusting basic shares outstanding for the dilutive effect of common share equivalents outstanding for the period.

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	580,188	26,354	580,188	26,354
RSUs	-	377	-	377
Warrants	11,005,004	3,017,026	10,373,633	1,938,542
Convertible notes	137,799	-	137,799	-
Total	11,722,991	3,043,757	11,091,620	1,965,273

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	December 31, 2023
Prepaid research and development	$539,208	$535,474
Prepaid insurance	418,215	441,871
Other prepaid expenses	170,439	72,358
Other current assets	64,421	18,000
Total prepaid expenses and other current assets	$1,192,283	$1,067,703

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accrued research and development	$208,992	$329,228
Professional fees	26,950	110,202
Other accrued liabilities	134,244	102,830
Total accrued expenses and other liabilities	$370,186	$542,260

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2024, the Company’s commitments included approximately $16 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of June 30, 2024, and December 31, 2023, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2024, with no contracted option to renew. As of June 30, 2024, the future lease payments totaled $11,363. The Company recognized total rent expense of $8,747 and $17,495 in the three and six months ended June 30, 2024 and $8,375 and $16,749 in the three and six-months ended June 30, 2023.

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

NOTE 7 – NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of June 30, 2024:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	6,308	222,308
Financed insurance	232,155	-	232,155
Total	$448,155	$6,308	$454,463

The following table provides a summary of the Company’s outstanding debt as of December 31, 2023:

	December 31, 2023
	Principal balance	Accrued interest	Unamortized Debt Discount and Issuance Costs	Net debt balance
2023 Notes	$1,836,000	$13,078	$(1,197,200)	$651,878
Financed insurance	197,249	5,570	-	202,819
Total	$2,033,249	$18,648	$(1,197,200)	$854,697

Interest Expense

The interest expense recognized for financed insurance was $148 and $2,092 for the three and six months ended June 30, 2024 and $0 and $1,497 for the three and six months ended June 30, 2023. Interest expense recognized for the 2023 Notes was $27,563 and $1.3 million for the three and six months ended June 30, 2024, which consists of amortization of the debt discount and debt issuance costs and incurred and accrued interest.

2023 Notes

On October 23, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) for an aggregate financing of $1.8 million with investors, including $0.2 million with a board member. At the first closing under the SPA, which occurred on October 25, 2023, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 1,255,697 shares of the Company’s common stock, par value $0.0001 per share in the aggregate. At the second closing under the SPA, which occurred on November 29, 2023, the Company issued to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (ii) additional warrants to purchase 2,511,394 shares of the common stock in the aggregate. The notes were scheduled to mature on April 25, 2024 and May 28, 2024, respectively.

The combined notes are subject to an original issue discount of 8%, have an original term of six months from their respective date of issuance and accrue interest at the rate of 6.0% per annum. The notes are convertible into common stock, at a per share conversion price equal to $1.5675. Beginning ninety days following issuance of the respective notes, the Company was obligated to redeem monthly one third of the original principal amount under the applicable note, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder of such note. The Company is required to pay the redemption amount in cash with a premium of 10% or, at the election of the purchaser at any time, some or all of the principal amount and interest may be paid by conversion of shares under the note into common stock based on a conversion price equal to $1.5675. The Company determined the 2023 Notes are to be accounted for as conventional convertible debt as they provide for the holder an option to convert the outstanding balances into a fixed number of shares (or an equivalent amount of cash at the discretion of the Company) and the option to convert meets the definition of an exception from derivative accounting. As a result, the Company reflected the outstanding principal amount, the remaining unamortized discount (both original issue discount and the relative fair value discount associated with the warrants discussed below) and the remaining debt issuance costs as a net amount on the face of the balance sheet. The amortization of the original debt discount (approximately $0.1 million) and issuance costs (approximately $0.3 million) was recorded as interest expense within the consolidated statements of operations. As of June 30, 2024, the original debt discount and issuance costs were fully amortized to interest expense.

The warrants have an exercise price of $1.5675, the same as the conversion price, and are exercisable for five years following the issuance date. The warrants were equity classified as they are indexed to the Company’s stock and only settleable in shares. The warrants were initially measured at fair value using a Black-Scholes valuation model and were allocated along with the 2023 Notes using the relative fair value method. The initial fair value of $1.1 million allocated to the warrants was considered a debt discount and will be amortized to interest expense over the remaining term of the notes. As of June 30, 2024, the discount associated with the warrants was fully amortized to interest expense.

During 2024, the Company converted 745,521 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee in connection to the 2024 Warrant Inducement (see Note 8) to pay down $0.5 million of 2023 Notes and $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of June 30, 2024, the remaining amount of the 2023 Notes relates to senior secured convertible promissory notes held with a Company board member (see Note 10).

Financed insurance premiums

In June 2024, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments are scheduled from July 2024 through March 2025.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of June 30, 2024, and December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

In connection with the execution of the Inducement Letter, the Company executed a waiver related to the 2023 Notes’ SPA it had entered as of October 23, 2023. The SPA contained restrictions on the Company’s ability to undertake certain transactions, which included the execution of the Inducement Letter. The Waiver permitted the Company to execute the Inducement Letter but required repayment of the certain investor held notes issued under the SPA with a premium following closing of the transaction contemplated thereby. Refer to Note 7 for the details of the waiver fee and the application of the amounts to the outstanding notes and as a transaction cost of the warrant inducement.

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

Abeyance Shares

Related to the 2024 Warrant Inducement, a holder left 1,488,144 shares in abeyance at the Company’s transfer agent to be delivered to the holder at their request. During the quarter ended June 30, 2024, 822,000 shares held in abeyance were delivered to the holder and the remaining shares are held in abeyance. Accordingly, as of June 30, 2024, 666,144 shares were held in abeyance, have not been issued and are not outstanding.

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of June 30, 2024:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	63,659	$2,400.00 - 2,760.00	LACQ warrants	Equity
(b)	4,608	$1.31	Share subscription facility	Equity
(c)	4,518	$3.64	2021 Notes	Liability
(d)	38,900	$3.64	2022 Notes	Liability
(e)	549,993	$3.64 - 16.80	Public offering	Equity
(f)	318,451	$8.58 - 12.60	Public offering	Equity
(g)	126,061	$4.86	Public offering	Equity
(h)	2,443,187	$1.57	2023 Notes	Equity
(i)	7,455,627	$1.06 - 1.64	2024 Warrants	Equity
	11,005,004

(a)	On June 30, 2021, as a result of the Closing of the Business Combination, the Company assumed a total of 78,751 warrants previously issued by LACQ (subsequently in December 2022 and August 2023, 7,782 and 7,310 warrants, respectively, were cancelled). The warrants provide holders the right to purchase common stock at a strike price of between $2,400.00 and $2,760.00 per share and expire June 30, 2026, five years following the completion of the Business Combination. A total of 41,666 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. The remaining 21,993 warrants are private warrants with restrictions on transfer and which have the right to a cashless exercise at the option of the holder.

On August 3, 2021, the Company entered into an agreement with an existing warrant holder to reduce the price of 2,083 warrants issued on June 30, 2021 from $2,760.00 to $2,400.00 per share.

(b)	On July 2, 2021, upon public listing of the Company’s shares, the Company issued 4,608 warrants to purchase common stock pursuant to the share subscription facility. The warrants have a three-year life and an initial exercise price of $2,402.40 per share. The warrants have been subject to multiple exercise price reductions as required by a down-round adjustment feature of the warrant, due to common stock issued at prices below the then current exercise price. The adjustments have progressed from the original exercise price of $2,402.40 per share to the current exercise price at June 30, 2024 of $1.06 per share. The difference in fair value of the existing warrant prior to the adjustment and the value of the warrant after (utilizing a Black-Scholes model) is reflected on the consolidated statement of operations as a deemed dividend.

(c)	On September 24, 2021 and November 5, 2021, the Company issued 1,507 and 3,011 warrants in connection with the issuance of the 2021 Notes. The warrants were immediately exercisable with an exercise price of $1,831.20 (subject to downward revision protection in the event the Company makes certain issuances of common stock at prices below the conversion price) and expire on September 23, 2026 and November 4, 2026, respectively. As a result of the issuance of the 2022 Notes in July 2022, the exercise price of these warrants was adjusted down to $187.20. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

(d)	On July 1, 2022 and August 9, 2022, the Company issued 19,450 warrants each in connection with the issuance of the 2022 Notes. The warrants were immediately exercisable with an exercise price of $170.04 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on June 29, 2027 and August 8, 2027, respectively. As a result of the issuance of shares and warrants in connection with the December 2022 public offering, the exercise price of these warrants was adjusted down to $24.07. On May 12, 2023, in exchange for $0.125 per outstanding warrant, the Company amended the warrants to reduce their exercise price to $3.64.

(e)	On December 9, 2022, the Company issued 549,993 equity classified warrants in connection with a public offering. The warrants were immediately exercisable with an exercise price of $16.80 (subject to downward revision protection in the event the Company makes certain issuance of common stock at prices below the conversion price) and expire on December 9, 2027. On May 12, 2023, in exchange for $0.125 per applicable warrant, the Company amended 166,667 of these warrants to reduce their exercise price to $3.64.

(f)	On February 6, 2023, the Company issued 318,451 equity classified warrants in connection with a public offering. The warrants were immediately exercisable with an exercise price of $8.58 - $12.60 and expire on February 2, 2028, and August 7, 2028.

(g)	On May 12, 2023, the Company issued 3,727,813 equity classified warrants (Series A-1, A-2, and placement agent warrants) in connection with a public offering. The warrants were immediately exercisable with an exercise price of $3.64 - $4.86 and expire on November 12, 2024, May 10, 2028, and May 12, 2028. In connection to the Inducement Letter entered into February 12, 2024, certain existing warrant holders agreed to exercise 3,601,752 Series A-1 and A-2 warrants at a reduced exercise price of $1.31. The placement agent warrants remain outstanding as of June 30, 2024.

(h)

On October 25, 2023 and November 28, 2023, the Company issued warrants to purchase 1,255,697 shares and 2,511,394 shares, respectively. The warrants were immediately exercisable with an exercise price of $1.5675 and expire on October 25, 2028 and November 28, 2028, respectively. In January 2024, a holder of the warrants exercised 1,323,904 warrants at an exercise price of $1.5675.

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

The fair value of each warrant issued has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	Stock price	Exercise price	Expected term (years)	Volatility	Risk free rate
(a) LACQ warrants (grant date varies)	$3,477.60	$2,400.00 - $2,760.00	3.00	110.0%	0.5%
(b) Share subscription facility (grant date 7/2/21)	$3,477.60	$2,402.40	3.00	110.0%	0.5%
(b) Share subscription facility (remeasurement date varies)	$1.13 - $1,029.60	$1.06- $680.23	0.38 - 2.58	91.3% - 140.5%	1.04% - 5.43%
(c) Liability classified warrants (grant date 9/24/21)	$1,077.60	$1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (grant date 11/5/21)	$540	$1,831.20	5.00	94.1%	1.0%
(c) Liability classified warrants (remeasured at 6/30/24)	$0.50	$3.64	2.25 - 2.35	133.7% - 135.4%	4.6%
(d) Liability classified warrants (grant date 7/1/22)	$136.80	$170.04	5.00	98.9%	2.9%
(d) Liability classified warrants (grant date 8/9/22)	$127.20	$170.04	5.00	102.8%	3.0%
(d) Liability classified warrants (remeasured at 6/30/24)	$0.50	$3.64	3.00 - 3.11	126.7% - 128.6%	4.4%

NOTE 9 - STOCK-BASED COMPENSATION

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan. In February 2023, the Company’s Board approved an annual increase of 26,725 shares and in August 2023, the Company’s stockholders approved a proposal for an increase of 585,796 shares available for future grant under the 2021 Omnibus Plan.

The Company recognized stock-based compensation expense within general and administrative expense of $18,658 and $42,146 for the three and six months ended June 30, 2024 and $60,394 and $156,663 for the three and six months ended June 30, 2023. The Company recognized stock-based compensation expense within research and development expense of $7,891 and $17,610 for the three and six months ended June 30, 2024 and $17,023 and $37,887 for the three and six months ended June 30, 2023.

Option Activity

There were no stock options granted during the six months ended June 30, 2024 and June 30, 2023.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2024:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2023	581,314	$33.15	9.57	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at June 30, 2024	581,314	33.15	9.08	-
Exercisable at June 30, 2024	580,188	32.28	-	-
Vested and expected to vest	581,314	33.15	9.08	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in during the six months ended June 30, 2024 and 2023):

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

As of June 30, 2024, the Company had an aggregate of $60,092 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 0.95 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

June 30, 2024
Awards outstanding under the 2021 Omnibus Incentive Plan	581,314
Awards available for future grant under 2021 Omnibus Incentive Plan	2,112
Warrants outstanding	11,005,004
Total shares of common stock reserved for future issuance	11,588,430

NOTE 10 - RELATED PARTIES

As of June 30, 2024, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 0.4 million warrants exercisable for common stock at $1.5675 per share issued from a board member in connection to the issuance of the 2023 Notes. On April 25, 2024, the Company and the board member entered into a forbearance agreement that will expire on April 25, 2025. Upon termination of the forbearance period, the Company will owe the remaining outstanding principal balance together with unpaid interest. The Company may pay the notes in full at any time prior to the conclusion of the forbearance period.

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

Our lead product candidate, PF614, is ready for Phase 3 clinical development, PF614-MPAR is in Phase 1b clinical development and nafamostat has completed Phase 1 clinical development. Our other product candidates and our research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We have not yet successfully completed any pivotal clinical trials, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

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

In connection with the execution of the Inducement Letter, the Company entered into a waiver related to the 2023 Notes’ SPA it had entered into as of October 23, 2023. The SPA contained restrictions on the Company’s ability to undertake certain transactions, which included entering into the Inducement Letter. The Waiver permitted the Company to enter into the Inducement Letter but required repayment of the remaining $0.5 million of investor held notes issued under the SPA with a premium of $0.5 million following closing of the transaction contemplated thereby.

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

We recognize external development costs as incurred. Any advance payments we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered or the services rendered. We estimate and accrue for the value of goods and services received from CROs and certain other third parties each reporting period based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2024 and December 31, 2023, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
Federal grants	$181,797	$490,472	$(308,675)
Operating expenses:
Research and development	947,229	1,643,726	(696,497)
General and administrative	1,190,010	1,140,700	49,310
Total operating expenses	2,137,239	2,784,426	(647,187)
Loss from operations	(1,955,442)	(2,293,954)	338,512
Other income (expense):
Change in fair value of liability classified warrants	7,818	43,622	(35,804)
Interest expense	(27,563)	-	(27,563)
Other income, net	7,394	11,030	(3,636)
Total other income (expenses), net	(12,351)	54,652	(67,003)
Net loss	(1,967,793)	(2,239,302)	271,509
Net loss attributable to noncontrolling interests	-	(7,060)	7,060
Deemed dividend related to warrants down round provision	-	3,729	(3,729)
Net loss attributable to common stockholders	$(1,967,793)	$(2,235,971)	$268,178

Federal grant funding

Funding from federal grants for the three months ended June 30, 2024 and 2023 totaled $0.2 million and $0.5 million, respectively. The difference is due to the timing of research activities eligible for funding, as current funding under the MPAR grant was completed in December 2023. We expect funding from federal grants to increase in the third quarter due to increased preclinical activities under the OUD grant following the recent selection of a lead drug candidate.

Research and development expenses

Research and development expenses for the three months ended June 30, 2024 and 2023 were $0.9 million and $1.6 million, respectively, representing a decrease of $0.7 million. The decrease was primarily the result of reduced external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels but may need to adjust the timing of research and development based on our ability to raise capital sufficient to fund these expenses.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2024 and 2023 were $1.2 million and $1.1 million, respectively, representing an increase of $0.1 million. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Other income and expense for the three months ended June 30, 2024, consisted primarily of interest expenses associated with the amortization of the original issue discount and the debt issuance costs associated with the 2023 Notes. The comparative period for 2023 consisted primarily of changes in fair value associated with the Company’s liability-classified warrants.

Results of Operations

Comparison of the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30
	2024	2023	Change
Federal grants	$487,519	$1,280,107	$(792,588)
Operating expenses:
Research and development	1,726,133	3,439,742	(1,713,609)
General and administrative	2,559,791	2,695,553	(135,762)
Total operating expenses	4,285,924	6,135,295	(1,849,371)
Loss from operations	(3,798,405)	(4,855,188)	1,056,783
Other income (expense):
Change in fair value of convertible notes	-	146,479	(146,479)
Change in fair value of liability classified warrants	16,773	262,650	(245,877)
Interest expense	(1,275,628)	(1,497)	(1,274,131)
Other income, net	(27,096)	16,448	(43,544)
Total other income, net	(1,285,951)	424,080	(1,710,031)
Net loss	(5,084,356)	(4,431,108)	(653,248)
Net loss attributable to noncontrolling interests	(74)	(11,001)	10,927
Deemed dividend related to warrants down round provision	290	12,038	(11,748)
Net loss attributable to common stockholders	$(5,084,572)	$(4,432,145)	$(652,427)

Federal grant funding

Funding from federal grants for the six months ended June 30, 2024 and 2023 totaled $0.5 million and $1.3 million, respectively. The difference is due to the timing of research activities eligible for funding, as current funding under the MPAR grant was completed in December 2023. We expect funding from federal grants to increase in the second half of 2024 due to increased preclinical activities under the OUD grant following the recent selection of a lead drug candidate.

Research and development expenses

Research and development expenses for the six months ended June 30, 2024 and 2023 were $1.7 million and $3.4 million, respectively, representing a decrease of $1.7 million. The decrease was primarily the result of reduced external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to approximate current levels but may need to be adjusted based on our ability to raise capital sufficient to fund these expenses.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2024 and 2023 were $2.6 million and $2.7 million, respectively, representing a decrease of $0.1 million. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Other income and expense for the six months ended June 30, 2024, consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs associated with the 2023 Notes and represented a net change in other income and expense of $1.3 million compared to the six months ended June 30, 2023. The comparative period for 2023 consisted primarily of changes in fair value associated with the 2022 Notes and the Company’s liability-classified warrants.

Liquidity and capital resources

Sources of liquidity and capital

As of June 30, 2024, we had $1.0 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

Remaining cash funding under two approved federal research grants totaled $1.9 million at June 30, 2024 and is expected to be utilized by August 31, 2024. Pursuant to the terms and conditions of the two grants, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

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

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(5,718,294)	$(6,715,461)
Net cash provided by (used in) financing activities	5,637,921	7,397,241
Net increase (decrease) in cash and cash equivalents	$(80,373)	$681,780

Operating activities

During the six months ended June 30, 2024 and 2023, we used cash in operating activities of $5.7 million and $6.7 million, respectively. The decrease primarily resulted from the timing of vendor invoicing and payments and a reduction in research and development activities in the 2024 period.

Financing activities

During the six months ended June 30, 2024, net cash provided by financing activities was $5.6 million, primarily consisting of net proceeds from warrant exercises and the warrant inducement, less repayment of convertible notes and financed insurance premiums. During the six months ended June 30, 2023, net cash provided by financing activities was $7.4 million, primarily consisting of net proceeds from the 2023 February and 2023 May Offerings, less repayment of convertible notes and financed insurance premiums.

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

Commitments

Our commitments as of June 30, 2024, included approximately $16 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2024, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

ENSYSCE BIOSCIENCES, INC.

Date: August 14, 2024	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

