Form 10-Q
period 2024-09-30
Ensysce Biosciences, Inc.
filed 2024-11-12
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the registrant had 19,574,014 shares of common stock, $0.0001 par value per share, outstanding.

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

ii

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021, and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.48 million, sold in two closings on June 30, 2022, and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023, and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2022 December Offering	The Company’s December 2022 registered direct offering of common stock (including pre-funded warrants in lieu thereof). The Offering closed on December 9, 2022, for aggregate consideration of $4.1 million
2023 February Offering	The Company’s February 2023 registered direct offering of common stock and private placement warrants for aggregate consideration of $3.0 million
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
2024 February Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Warrant Inducement	The Company’s August 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Offering	The Company’s August 2024 registered direct offering of common stock, issuance of private placement warrants and the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants.
Abeyance shares	Shares issued to certain holders and held at the Company’s transfer agent to be delivered to those holders at their request. Shares held in abeyance have not been issued and are not outstanding.
August Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 7,203,504 shares of the Company’s common stock (issued in February of 2024) to reduce the exercise price from $1.06 per share to $0.47 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 2,000,000 shares of common stock that were previously issued in November 2023 and had an exercise price of $1.5675 per share such that the amended warrants have a reduced exercise price of $0.47 per share.
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
Ensysce	Ensysce Biosciences Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
February Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 3,601,752 shares of the Company’s common stock (issued on May 12, 2023) to reduce the exercise price from $3.637 per share to $1.31 per share.
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices

iii

Investor Notes	The 2021 Notes, 2022 Notes and 2023 Notes, collectively
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 21,993 shares of our common stock at a weighted average exercise price of $2,725.90 per share
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 4,518 shares of our common stock at an exercise price of $3.64 per share and in (ii) 2022 are exercisable for an aggregate of 38,900 shares of our common stock at an exercise price of $3.64 per share
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 41,666 shares of our common stock at an exercise price of $2,760.00 per share
Registered Direct Offering	August 2024 registered direct offering of common stock (3,553,194 shares), private placement warrants (to purchase up to 7,106,388 shares) and the cash exercise of certain existing warrants (7,203,504 warrant shares) at a reduced price and the issuance of new warrants (to purchase up to 21,610,512 shares).
R&D	Research and Development
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, October 23, 2023, or August 28, 2024, as the context dictates, by and between Ensysce and the institutional investors party thereto
SPA	A Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, October 23, 2023, or August 28, 2024 as the context dictates, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

iv

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,153,592	$1,123,604
Unbilled receivable	1,782,805	97,561
Prepaid expenses and other current assets	3,154,110	1,067,703
Total current assets	9,090,507	2,288,868
Other assets	294,217	419,217
Total assets	$9,384,724	$2,708,085
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,967,573	$1,936,007
Accrued expenses and other liabilities	447,035	542,260
Notes payable and accrued interest	387,176	854,697
Total current liabilities	2,801,784	3,332,964
Long-term liabilities:
Liability classified warrants	3,213	26,388
Total long-term liabilities	3,213	26,388
Total liabilities	$2,804,997	$3,359,352
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at September 30, 2024 (unaudited) and December 31, 2023	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at September 30, 2024 (unaudited) and December 31, 2023; 13,870,591 and 3,146,157 shares issued at September 30, 2024 (unaudited) and December 31, 2023, respectively; 13,870,510 and 3,146,076 shares outstanding at September 30, 2024 (unaudited) and December 31, 2023, respectively	1,387	315
Additional paid-in capital	132,886,700	121,233,901
Accumulated deficit	(125,979,877)	(121,557,074)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	6,908,210	(322,858)
Noncontrolling interests in stockholders’ deficit	(328,483)	(328,409)
Total stockholders’ equity (deficit)	6,579,727	(651,267)
Total liabilities and stockholders’ equity (deficit)	$9,384,724	$2,708,085

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Federal grants	$3,418,853	$435,380	$3,906,372	$1,715,488
Operating expenses:
Research and development	1,690,674	1,914,970	3,416,807	5,354,713
General and administrative	1,083,433	1,227,724	3,643,223	3,923,277
Total operating expenses	2,774,107	3,142,694	7,060,030	9,277,990

Income (loss) from operations	644,746	(2,707,314)	(3,153,658)	(7,562,502)

Other income (expense):
Change in fair value of convertible notes	-	-	-	146,479
Change in fair value of liability classified warrants	6,403	17,223	23,175	279,873
Interest expense, net	(4,063)	(7,649)	(1,279,691)	(9,146)
Other income (expense), net	14,683	6,934	(12,413)	23,382
Total other income (expense), net	17,023	16,508	(1,268,929)	440,588

Net income (loss)	$661,769	$(2,690,806)	$(4,422,587)	$(7,121,914)
Net loss attributable to noncontrolling interests	-	(1,235)	(74)	(12,236)
Deemed dividend related to warrants down round provision	-	-	290	12,038
Net income (loss) attributable to common stockholders	$661,769	$(2,689,571)	$(4,422,803)	$(7,121,716)
Net income (loss) per basic and diluted share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.07	$(0.87)	$(0.57)	$(3.32)
Weighted average common shares outstanding, basic and diluted	9,890,390	3,085,873	7,782,540	2,145,505

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ EQUITY (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total

Balance on June 30, 2023	2,669,792	$267	$119,481,957	$(115,363,208)	$(326,209)	$3,792,807
Settlement of restricted stock units	314	-	-	-	-	-
Issuance of common stock upon exercise of warrants	193,898	20	(20)	-	-	-
Stock-based compensation	-	-	55,674	-	-	55,674
Net loss	-	-	-	(2,689,571)	(1,235)	(2,690,806)
Balance on September 30, 2023	2,864,004	$287	$119,537,611	$(118,052,779)	$(327,444)	$1,157,675

Balance on June 30, 2024	8,151,172	$815	$128,448,699	$(126,641,646)	$(328,483)	$1,479,385
Public offering	3,553,194	355	1,669,646	-	-	1,670,001
Issuance of common stock upon warrant inducement	2,166,144	217	3,385,430	-	-	3,385,647
Transaction costs associated with public offering and warrant inducement	-	-	(637,894)	-	-	(637,894)
Stock-based compensation	-	-	20,819	-	-	20,819
Net income	-	-		661,769	-	661,769
Balance on September 30, 2024	13,870,510	$1,387	$132,886,700	$(125,979,877)	$(328,483)	$6,579,727

Balance on December 31, 2022	534,490	$53	$107,216,566	$(110,931,063)	$(315,208)	$(4,029,652)
Settlement of restricted stock units	938	-	-	-	-	-
Settlement of commitment fee	44,444	4	399,996	-	-	400,000
Conversion of convertible notes	408,580	41	3,056,851	-	-	3,056,892
Public offerings, net	1,381,619	139	9,049,865	-	-	9,050,004
Transaction costs associated with public offerings	-	-	(447,879)	-	-	(447,879)
Issuance of common stock upon exercise of warrants	494,795	50	(50)	-	-	-
Stock-based compensation	-	-	250,224		-	250,224
Reverse split fractional shares	(862)	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	12,038	(12,038)	-	-
Net loss	-	-	-	(7,109,678)	(12,236)	(7,121,914)
Balance on September 30, 2023	2,864,004	$287	$119,537,611	$(118,052,779)	$(327,444)	$1,157,675

Balance on December 31, 2023	3,146,076	$315	$121,233,901	$(121,557,074)	$(328,409)	$(651,267)
Settlement of restricted stock units	63	-	-	-	-	-
Conversion of convertible notes	745,521	75	1,168,525	-	-	1,168,600
Public offering	3,553,194	355	1,669,646	-	-	1,670,001
Issuance of common stock upon exercise of warrants	1,323,904	132	2,075,087	-	-	2,075,219
Issuance of common stock upon warrant inducements	5,101,752	510	8,103,433	-	-	8,103,943
Transaction costs associated with public offering and warrant inducements	-	-	(1,444,756)	-	-	(1,444,756)
Stock-based compensation	-	-	80,574	-	-	80,574
Deemed dividend related to warrants down round provision	-	-	290	(290)	-	-
Net loss	-	-	-	(4,422,513)	(74)	(4,422,587)
Balance on September 30, 2024	13,870,510	$1,387	$132,886,700	$(125,979,877)	$(328,483)	$6,579,727

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,422,587)	$(7,121,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and interest expense related to note conversions	33,175	9,146
Amortization of original issue discount and debt issuance costs	1,197,200	-
Change in fair value of liability classified warrants	(23,175)	(279,873)
Change in fair value of convertible notes	-	(146,479)
Stock-based compensation	80,574	250,224
Lease cost	-	(135)
Changes in operating assets and liabilities:
Unbilled receivable	(1,685,244)	169,083
Prepaid expenses and other assets	(1,729,252)	1,235,252
Accounts payable	(57,666)	(2,027,375)
Accrued expenses and other liabilities	(131,635)	(1,066,036)
Net cash used in operating activities	(6,738,610)	(8,978,107)
Cash flows from financing activities:
Proceeds public offerings, net	1,670,001	9,050,004
Proceeds from warrant exercises	2,075,219	-
Proceeds from warrant inducement, net of issuance costs	8,103,943	-
Transaction costs associated with public offerings	-	(447,879)
Transaction costs associated with public offering and warrant inducements	(1,319,115)	-
Repayments of convertible notes	(485,190)	(1,000,208)
Repayment of financed insurance premiums	(276,260)	(307,131)
Net cash provided by financing activities	9,768,598	7,294,786
Increase (decrease) in cash and cash equivalents	3,029,988	(1,683,321)
Cash and cash equivalents beginning of period	1,123,604	3,147,702
Cash and cash equivalents end of period	$4,153,592	$1,464,381

Supplemental disclosure of non-cash investing and financing activities:
Incremental fair value of August 2024 Warrant Inducement	$10,210,616	$-
Incremental fair value of February 2024 Warrant Inducement	$5,167,372	$-
Conversions of convertible notes into common stock	$1,168,600	$3,056,892
Proceeds from financed insurance premiums, net	$232,155	$445,737
Transaction costs from warrant inducement and public offering included in accounts payable	$125,641	$-
Deemed dividend related to warrants down round provision	$290	$12,038
Settlement of commitment fee in shares	$-	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

ENSYSCE BIOSCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its 79.2%-owned subsidiary, EBIR, Inc. (“EBIR”, formerly known as Covistat, Inc.) and its wholly-owned subsidiaries EBI Operating, Inc. and EBI OpCo, Inc. (collectively, the “Company”), is a clinical-stage pharmaceutical company using its proprietary technology platforms to develop safer prescription drugs. The primary focus of the Company is developing abuse- and overdose-resistant pain technology, with a lead product candidate in the abuse-resistant, TAAP (Trypsin-Activated Abuse Protection) opioid, PF614. In addition, the Company is developing its MPAR® (Multi-Pill Abuse Resistance) technology for overdose protection, which is being applied to the PF614 program with a second product candidate, PF614-MPAR. The Company is also applying its TAAP and MPAR® technology to a methadone prodrug for use in the treatment of Opioid Use Disorder.

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The interim unaudited consolidated financial statements have been prepared under the presumption that users of the interim financial information have either read or have access to the audited consolidated financial statements for the fiscal year ended December 31, 2023, which may be found in the Company’s Form 10-K filed with the SEC on March 15, 2024.

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

Concentrations of credit risk and off-balance sheet risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had concentration in accounts payable, as one and two research and development vendors, respectively, made up greater than 10% individually, and 72% and 38% in aggregate, of the outstanding accounts payable balance as of September 30, 2024, and December 31, 2023, respectively.

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

As of September 30, 2024, and December 31, 2023, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Warrants

The Company issued liability-classified warrants in connection with the issuance of the 2021 Notes and the 2022 Notes. The warrants were liability-classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black-Scholes model to estimate the fair value of the warrants by using assumptions within the model for the expected volatility, expected term, risk-free interest rate and dividend yield. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8 for details of the warrants.

The following tables present liabilities measured and recorded at fair value on the Company’s consolidated balance sheets as of September 30, 2024, and December 31, 2023.

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$3,213	$-	$-	$3,213
Total	$3,213	$-	$-	$3,213

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liability classified warrants	26,388	-	-	26,388
Total	$26,388	$-	$-	$26,388

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the nine months ended September 30, 2024 (no level 3 assets as of the nine months ended September 30, 2024):

Liability classified warrants
Fair value, December 31, 2023	$26,388
Change in fair value	(23,175)
Fair value, September 30, 2024	$3,213

Federal Grants

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse (“NIDA”) awarded the Company a research and development grant related to the development of its MPAR® overdose prevention technology (the “MPAR Grant”). The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A new multi-year MPAR Grant was awarded by NIH through NIDA in August 2024, providing funding of $14 million through May 2027.

In September 2019, the NIH/NIDA awarded the Company a second research and development grant related to the development of its TAAP/MPAR abuse deterrent technology for Opioid Use Disorder (the “OUD Grant”). The total approved budget was approximately $5.4 million, and the grant period ended August 31, 2024.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
MPAR	$1,782,805	$119,942	$1,782,805	$1,038,484
TAAP/OUD	1,636,048	315,438	2,123,567	677,004
Total	$3,418,853	$435,380	$3,906,372	$1,715,488

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

Net income (loss) per share

The basic earnings per share is calculated by dividing the Company’s net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic shares outstanding include the weighted average effect of the Company’s outstanding pre-funded warrants and abeyance shares, which require no consideration for the delivery of shares of common stock. Diluted net income (loss) per share is calculated by adjusting basic shares outstanding for the dilutive effect of common share equivalents outstanding for the period.

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock options	580,414	26,354	580,414	26,354
RSUs	-	63	-	63
Warrants	18,830,377	4,711,236	13,194,861	2,876,380
Convertible notes	137,799	-	137,799	-
Total	19,548,590	4,737,653	13,913,074	2,902,797

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	December 31, 2023
Prepaid research and development	$2,652,845	$535,474
Prepaid insurance	378,360	441,871
Other prepaid expenses	104,905	72,358
Other current assets	18,000	18,000
Total prepaid expenses and other current assets	$3,154,110	$1,067,703

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accrued research and development	$214,251	$329,228
Professional fees	95,730	110,202
Other accrued liabilities	137,054	102,830
Total accrued expenses and other liabilities	$447,035	$542,260

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2024, the Company’s commitments included approximately $13.3 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of September 30, 2024, and December 31, 2023, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2025, with no contracted option to renew. As of September 30, 2024, the future lease payments totaled $38,294. The Company recognized total rent expense of $8,747 and $26,242 in the three and nine months ended September 30, 2024, and $8,375 and $25,124 in the three and nine months ended September 30, 2023.

NOTE 7 – NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of September 30, 2024:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$6,308	$222,308
Financed insurance	164,868	-	164,868
Total	$380,868	$6,308	$387,176

The following table provides a summary of the Company’s outstanding debt as of December 31, 2023:

	December 31, 2023
	Principal balance	Accrued interest	Unamortized Debt Discount and Issuance Costs	Net debt balance
2023 Notes	$1,836,000	$13,078	$(1,197,200)	$651,878
Financed insurance	197,249	5,570	-	202,819
Total	$2,033,249	$18,648	$(1,197,200)	$854,697

Interest Expense

The interest expense recognized for notes payable was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Stated interest accrual	$4,063	$7,649	$6,155	$9,146
2023 Notes	-	-	1,273,536	-
Total	$4,063	$7,649	$1,279,691	$9,146

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

The Company reflected the outstanding principal amount, the remaining unamortized discount (both original issue discount and the relative fair value discount associated with the warrants discussed below) and the remaining debt issuance costs as a net amount on the face of the balance sheet. The amortization of the original debt discount (approximately $0.1 million) and issuance costs (approximately $0.3 million) were recorded as interest expense within the consolidated statements of operations. As of September 30, 2024, the original debt discount and issuance costs were fully amortized to interest expense.

The warrants have an exercise price of $1.5675, the same as the conversion price, and are exercisable for five years following the issuance date. The warrants were equity classified as they are indexed to the Company’s stock and only settleable in shares. The warrants were initially measured at fair value using a Black-Scholes valuation model and were allocated along with the 2023 Notes using the relative fair value method. The initial fair value of $1.1 million allocated to the warrants was considered a debt discount and was amortized to interest expense over the remaining term of the notes. As of September 30, 2024, the discount associated with the warrants was fully amortized to interest expense.

During 2024, the Company converted 745,521 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee as a result of the 2024 February Warrant Inducement (see Note 8) to pay down $0.5 million of the 2023 Notes and incurred $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of September 30, 2024, the remaining amount of the 2023 Notes relates to senior secured convertible promissory notes held by a Company board member (see Note 10).

Financed insurance premiums

In June 2024, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments are scheduled from July 2024 through March 2025.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of September 30, 2024, and December 31, 2023, there were no shares of preferred stock issued and outstanding.

2024 February Warrant Inducement

In February 2024, the Company executed an Inducement Letter with certain holders of existing warrants to purchase up to an aggregate of 3,601,752 shares of the Company’s common stock issued to the holders in connection with the 2023 May Offering. Pursuant to the Inducement Letter, the holders agreed to exercise for cash their existing warrants to purchase an aggregate of 3,601,752 shares of Common Stock at a reduced exercise price of $1.31 per share in consideration of the Company’s agreement to issue new unregistered Series A Warrants (the “Series A Warrants”) to purchase up to 3,601,752 shares of Common Stock and new unregistered Series B Warrants (the “Series B Warrants”) to purchase up to 3,601,752 shares of Common Stock (collectively, the “New Warrant Shares”). The Series A Warrants have an exercise price of $1.06 per share and have a term equal to eighteen months from the date of issuance. The Series B Warrants have an exercise price of $1.06 per share and will expire on May 12, 2028. The gross proceeds to the Company from the exercise of the warrants were approximately $4.7 million, prior to deducting placement agent fees and estimated offering expenses. As the existing warrants and the new warrants were equity classified before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $5.2 million as an equity issuance cost.

In connection with the execution of the Inducement Letter, the Company executed a waiver related to the 2023 Notes’ SPA it had entered as of October 23, 2023. The SPA contained restrictions on the Company’s ability to undertake certain transactions, which included the execution of the Inducement Letter. The Waiver permitted the Company to execute the Inducement Letter but required repayment of the certain investor held notes issued under the SPA with a premium following closing of the transaction. Refer to Note 7 for the details of the waiver fee and the application of the amounts to the outstanding 2023 Notes and as a transaction cost of the warrant inducement.

The Company utilized an exclusive placement agent for the 2024 February Warrant Inducement and incurred approximately $0.3 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 252,123 shares of Common Stock, equal to 7.0% of the aggregate number of shares of Common Stock (or warrants) placed in the transaction. The placement agent warrants expire on May 12, 2028, and have an exercise price of $1.6375 per share of Common Stock (equal to 125% of the reduced exercise price per Existing Warrant).

2024 Registered Direct Offering and 2024 August Warrant Inducement

In August 2024, the Company entered into a definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering, (i) an aggregate of 2,490,798 shares of common stock, par value $0.0001 per share at an offering price of $0.47 per share, (ii) pre-funded warrants to purchase up to 1,062,396 shares of common stock, at a price per pre-funded warrant equal to $0.4699, the price per share less $0.0001, for gross proceeds of approximately $1.67 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were subsequently exercised in full and were not outstanding as of September 30, 2024.

The Company also entered into the August Inducement Letter with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 7,203,504 shares of common stock of the Company originally issued in February 2024, having an exercise price of $1.06 per share, at a reduced exercise price of $0.47 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 2,000,000 shares of common stock that were previously issued in November 2023 and have an exercise price of $1.5675 per share such that the amended warrants will have a reduced exercise price of $0.47 per share effective upon the closing of the offering and will be exercisable from the date on which stockholder approval is received with respect to the issuance of the shares of common stock issuable upon exercise of such warrants. As the existing November 2023 and February 2024 warrants and their related newly issued warrants upon inducement were equity classified before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $10.2 million as an equity issuance cost.

In a concurrent private placement, pursuant to the terms of the August Inducement Letter and Securities Purchase Agreement, the Company utilized an exclusive placement agent for the 2024 Registered Direct Offering and 2024 August Warrant Inducement and incurred approximately $0.6 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 752,969 shares of Common Stock. The placement agent warrants expire on August 28, 2029, and have an exercise price of $0.5875 per share of Common Stock. The warrants will become exercisable upon stockholder approval and contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

Abeyance Shares

Related to the 2024 February Warrant Inducement, a holder left 1,488,144 shares in abeyance at the Company’s transfer agent to be delivered to the holder at their request. During the quarter ended September 30, 2024, all remaining shares held in abeyance were delivered to the holder.

Related to the 2024 August Warrant Inducement, four holders left 7,203,504 shares in abeyance at the Company’s transfer agent to be delivered to the holder at their request. During the quarter ended September 30, 2024, 1,500,000 shares held in abeyance were delivered to the holders. Accordingly, as of September 30, 2024, 5,703,504 shares were held in abeyance, had not been issued and were not outstanding. Subsequent to September 30, 2024, the remaining shares were delivered to the holders.

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of September 30, 2024:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	29,469,869	$0.47 - $0.5875	August 2024 Warrants	Equity
(b)	252,123	$1.64	February 2024 Warrants	Equity
(c)	2,443,187	$0.47 - $1.5675	2023 Notes Warrants	Equity
(d)	1,101,582	$3.64 - $2,760	Other Warrants	Equity & Liability
	33,266,761

(a)	On August 29, 2024, in connection with the 2024 Registered Direct Offering and 2024 August Warrant Inducement, the Company issued equity classified warrants to purchase 29,469,869 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2024 Registered Direct Offering and the 2024 August Warrant Inducement. The 28,716,900 investor warrants have an exercise price of $0.47 per share, and are exercisable from the date on which stockholder approval is received. One half of the warrants will expire eighteen months after they are exercisable, and the other half will expire five years after they are exercisable. The 752,969 placement agent warrants have an exercise price of $0.5875 per share, are exercisable upon stockholder approval and expire August 28, 2029.

(b)

On February 12, 2024, the Company issued 7,455,627 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 February warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $1.06 per share and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $1.6375 per share and expire on May 12, 2028. In connection with the 2024 August Warrant Inducement, 7,203,504 warrants were exercised. As of September 30, 2024, the placement agents remain outstanding.

(c)

On October 25, 2023, and November 28, 2023, the Company issued warrants to purchase 1,255,697 shares and 2,511,394 shares, respectively. The warrants were immediately exercisable with an exercise price of $1.5675 per share and expire on October 25, 2028, and November 28, 2028, respectively. In January 2024, a holder of the warrants exercised 1,323,904 warrants at an exercise price of $1.5675 per share. In August 2024, an inducement letter was issued to a holder of 2,000,000 warrants to reduce the exercise price from $1.5675 to $0.47 per share, subject to the receipt of stockholder approval.

(d)

At various dates from the Closing of the Business Combination through September 30, 2023, the Company assumed or issued a total of 1,101,582 warrants to provide holders the right to purchase common stock at exercise prices ranging from $3.64 - $2,760 per share. A total of 41,666 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. A total of 43,418 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire beginning June 30, 2026, through August 7, 2028.

NOTE 9 - STOCK-BASED COMPENSATION

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan. In February 2024, the Company’s Board approved an annual increase of 157,304 shares available for future grant under the 2021 Omnibus Plan.

The Company recognized stock-based compensation expense within general and administrative expense of $14,497 and $56,643 for the three and nine months ended September 30, 2024, and $41,336 and $198,000 for the three and nine months ended September 30, 2023. The Company recognized stock-based compensation expense within research and development expense of $6,322 and $23,931 for the three and nine months ended September 30, 2024, and $14,338 and $52,224 for the three and nine months ended September 30, 2023.

Option Activity

There were no stock options granted during the nine months ended September 30, 2024.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2024:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2023	581,314	$33.15	9.57	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at September 30, 2024	581,314	33.15	8.83	-
Exercisable at September 30, 2024	580,414	32.48	-	-
Vested and expected to vest	581,314	33.15	8.83	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (there were no grants issued in during the nine months ended September 30, 2024 and 2023):

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

As of September 30, 2024, the Company had an aggregate of $39,273 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 0.83 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

September 30, 2024
Awards outstanding under the 2021 Omnibus Incentive Plan	581,314
Awards available for future grant under 2021 Omnibus Incentive Plan	159,416
Warrants outstanding	33,266,761
Total shares of common stock reserved for future issuance	34,007,491

NOTE 10 - RELATED PARTIES

As of September 30, 2024, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 0.4 million warrants exercisable for common stock at $1.5675 per share issued to a board member in connection to the issuance of the 2023 Notes. On April 25, 2024, the Company and the board member entered into a forbearance agreement that will expire on April 25, 2025. Upon termination of the forbearance period, the Company will owe the remaining outstanding principal balance together with unpaid interest. The Company may pay the notes in full at any time prior to the conclusion of the forbearance period.

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

Overview

Ensysce is a clinical stage pharmaceutical company developing innovative solutions for severe pain relief while reducing the potential for opioid abuse and overdose. Our lead product candidate, PF614, is an extended release TAAP prodrug of oxycodone. TAAP modification of prescription drugs removes the ability to crush, chew or manipulate and inject to achieve the effect of the medication more quickly than by swallowing. Our MPAR® technology adds a layer of overdose protection to each TAAP product.

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

We have incurred significant operating losses since inception and we expect to incur net losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

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

2024 February Warrant Inducement

In February 2024, the Company entered into an Inducement Letter with certain holders of existing warrants to purchase up to an aggregate of 3,601,752 shares of the Company’s common stock issued to the holders in connection with the 2023 May Offering. Pursuant to the Inducement Letter, the holders agreed to exercise for cash their existing warrants to purchase an aggregate of 3,601,752 shares of Common Stock at a reduced exercise price of $1.31 per share in consideration of the Company’s agreement to issue new unregistered Series A Warrants to purchase up to 3,601,752 shares of Common Stock and new unregistered Series B Warrants to purchase up to 3,601,752 shares of Common Stock. The Series A Warrants have an exercise price of $1.06 per share and have a term equal to eighteen months from the date of issuance. The Series B Warrants have an exercise price of $1.06 per share and will expire on May 12, 2028. The gross proceeds to the Company from the exercise of the warrants were approximately $4.7 million, prior to deducting placement agent fees and estimated offering expenses.

In connection with the execution of the Inducement Letter, the Company entered into a waiver related to the 2023 Notes’ SPA it had entered into as of October 23, 2023. The SPA contained restrictions on the Company’s ability to undertake certain transactions, which included entering into the Inducement Letter. The Waiver permitted the Company to enter into the Inducement Letter but required repayment of the remaining $0.5 million of investor held notes issued under the SPA with a premium of $0.5 million following closing of the inducement transaction.

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

2024 Registered Direct Offering and 2024 August Warrant Inducement

In August 2024, the Company entered into a definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering, (i) an aggregate of 2,490,798 shares of common stock of the Company, par value $0.0001 per share at an offering price of $0.47 per share, (ii) pre-funded warrants to purchase up to 1,062,396 shares of Common Stock, at a price per pre-funded warrant equal to $0.4699, the price per share less $0.0001, for gross proceeds of approximately $1.67 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were subsequently exercised in full and were not outstanding as of September 30, 2024.

The Company also entered into an inducement agreement with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 7,203,504 shares of common stock of the Company originally issued in February 2024, having an exercise price of $1.06 per share, at a reduced exercise price of $0.47 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 2,000,000 shares of common stock that were previously issued in November 2023 and have an exercise price of $1.5675 per share such that the amended warrants will have a reduced exercise price of $0.47 per share effective upon the closing of the offering and will be exercisable from the date on which stockholder approval is received with respect to the issuance of the shares of common stock issuable upon exercise of such warrants.

In a concurrent private placement, pursuant to the terms of the inducement agreement and Securities Purchase Agreement, the Company also agreed to issue and sell unregistered warrants to purchase up to 28,716,900 shares of common stock. The warrants have an exercise price of $0.47 per share and are exercisable from the date on which stockholder approval is received with respect to the issuance of the shares of common stock issuable upon exercise of the warrants. One half of the warrants will expire eighteen months after they are exercisable and the other half will expire five years after they are exercisable. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

The Company agreed to pay the placement agent a cash fee equal to 7% of the aggregate gross proceeds of the offerings or $354,000. The Company also agreed to pay the placement agent $100,950 for expenses. The Company also issued to the placement agent warrants to purchase up to 752,969 shares of common stock. These warrants have an exercise price equal to $0.5875 per share and are exercisable for five years from the commencement of sales in the Offerings.

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

We have received funding under federal grants from the NIH through NIDA. In September 2018 and August 2024, we were awarded research and development grants related to the development of our MPAR® overdose prevention technology. In September 2019, we were awarded a second research and development grant related to the development of our TAAP/MPAR abuse deterrent technology for Opioid Use Disorder (“OUD”). Grant funds are awarded annually through a Notice of Award which contains certain terms and conditions including, but not limited to, complying with the grant program legislation, regulation and policy requirements, complying with conditions on expenditures of funds with respect to other applicable statutory requirements such as the federal appropriations acts, periodic reporting requirements, and budget requirements.

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

We recognize external development costs as incurred. Any advance payments we make for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. Such amounts are expensed as the related goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. We estimate and accrue for the value of goods and services received from CROs and certain other third parties each reporting period based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, including salaries and related benefits, travel and stock-based compensation for personnel in executive, business development, finance, human resources, legal, information technology, and administrative functions. General and administrative expenses also include insurance costs and professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We expense general and administrative costs as incurred.

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

Interest Expense

Interest expense consists of interest accrued on our financed directors’ and officers’ insurance, and accumulated interest from the 2023 Notes based on the stated interest rate. In addition, the 2023 Notes balances reflect amortization of the debt discount from the original issuance and a discount associated with the warrant issuances and amortization of the associated debt issuance costs that are all recorded as interest expense. Interest expense related to the 2022 Notes was included in the estimate of fair value of the convertible notes.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
Federal grants	$3,418,853	$435,380	$2,983,473
Operating expenses:
Research and development	1,690,674	1,914,970	(224,296)
General and administrative	1,083,433	1,227,724	(144,291)
Total operating expenses	2,774,107	3,142,694	(368,587)
Income (loss) from operations	644,746	(2,707,314)	3,352,060
Other income (expense):
Change in fair value of liability classified warrants	6,403	17,223	(10,820)
Interest expense	(4,063)	(7,649)	3,586
Other income, net	14,683	6,934	7,749
Total other income (expenses), net	17,023	16,508	515
Net income (loss)	661,769	(2,690,806)	3,352,575
Net income (loss) attributable to noncontrolling interests	-	(1,235)	1,235
Net income (loss) attributable to common stockholders	$661,769	$(2,689,571)	$3,351,340

Federal grant funding

Funding from federal grants for the three months ended September 30, 2024 and 2023 totaled $3.4 million and $0.4 million, respectively. The increase is due to the timing of research activities eligible for funding, with increased activities under the OUD grant following the selection of a lead drug candidate in June 2024 and funding under the newly awarded MPAR grant commencing in September 2024. We expect revenue from federal grants to decrease in coming quarters due to the completion of the OUD grant in August 2024 and the timing of research activities under the MPAR grant.

Research and development expenses

Research and development expenses for the three months ended September 30, 2024 and 2023 were $1.7 million and $1.9 million, respectively, representing a decrease of $0.2 million. The decrease was primarily the result of reduced external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR. We do not currently track expenses on a program-by-program basis. We expect future research and development expenses to increase from current levels with the availability of funding from the new MPAR grant.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2024 and 2023 were $1.1 million and $1.2 million, respectively, representing an decrease of $0.1 million. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Other income and expense for the three months ended September 30, 2024, consisted primarily of interest income from cash and cash equivalents. The comparative period for 2023 consisted primarily of changes in fair value associated with the Company’s liability-classified warrants.

Results of Operations

Comparison of the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Federal grants	$3,906,372	$1,715,488	$2,190,884
Operating expenses:
Research and development	3,416,807	5,354,713	(1,937,906)
General and administrative	3,643,223	3,923,277	(280,054)
Total operating expenses	7,060,030	9,277,990	(2,217,960)
Loss from operations	(3,153,658)	(7,562,502)	4,408,844
Other income (expense):
Change in fair value of convertible notes	-	146,479	(146,479)
Change in fair value of liability classified warrants	23,175	279,873	(256,698)
Interest expense	(1,279,691)	(9,146)	(1,270,545)
Other income (expense), net	(12,413)	23,382	(35,795)
Total other income (expense), net	(1,268,929)	440,588	(1,709,517)
Net loss	(4,422,587)	(7,121,914)	2,699,327
Net loss attributable to noncontrolling interests	(74)	(12,236)	12,162
Deemed dividend related to warrants down round provision	290	12,038	(11,748)
Net loss attributable to common stockholders	$(4,422,803)	$(7,121,716)	$2,698,913

Federal grant funding

Funding from federal grants for the nine months ended September 30, 2024 and 2023 totaled $3.9 million and $1.7 million, respectively. The difference is due to the timing of research activities eligible for funding, with increased activities under the OUD grant following the selection of a lead drug candidate in June 2024 and funding under the newly awarded MPAR grant which began in September 2024.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2024 and 2023 were $3.4 million and $5.4 million, respectively, representing a decrease of $2.0 million. The decrease was primarily the result of reduced external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR, with decreased clinical trial activity for both programs in the 2024 period. We do not currently track expenses on a program-by-program basis.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $3.6 million and $3.9 million, respectively, representing a decrease of $0.3 million.

Other income and expense

Other income and expense for the nine months ended September 30, 2024, consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs for the 2023 Notes and represented a net change in other income and expense of $1.3 million compared to the nine months ended September 30, 2023. The comparative period for 2023 consisted primarily of changes in fair value associated with the 2022 Notes and the Company’s liability-classified warrants.

Liquidity and capital resources

Sources of liquidity and capital

As of September 30, 2024, we had $4.2 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

The remaining cash funding under the MPAR federal research grant totaled $14 million at September 30, 2024 and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations into the first quarter of 2025, which raises substantial doubt about the Company’s ability to continue as a going concern.

Cash flows

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(6,738,610)	$(8,978,107)
Net cash provided by financing activities	9,768,598	7,294,786
Net increase (decrease) in cash and cash equivalents	$3,029,988	$(1,683,321)

Operating activities

During the nine months ended September 30, 2024 and 2023, we used cash in operating activities of $6.7 million and $9.0 million, respectively. The decrease primarily resulted from the timing of vendor invoicing and payments and a reduction in research and development activities in the 2024 period.

Financing activities

During the nine months ended September 30, 2024, net cash provided by financing activities was $9.8 million, primarily consisting of net proceeds from the August 2024 public offering $1.7 million, warrant exercises and the warrant inducement, net transaction costs $8.9 million, less repayment of convertible notes of $0.5 million and financed insurance premiums of $0.3 million. During the nine months ended September 30, 2023, net cash provided by financing activities was $7.3 million, primarily consisting of proceeds from 2023 February and 2023 May offerings of $9.1 million, net of transaction costs of $0.4 million and the repayment of financed insurance premiums of $0.3 million and cash payment of 2022 Notes of $1.0 million.

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

Commitments

Our commitments as of September 30, 2024, included approximately $13.3 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2024, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2024, in a private placement held concurrently with (i) a registered offering and (ii) an inducement offering to certain warrant holders for the exercise of outstanding warrants, pursuant to the terms of an inducement agreement and a Securities Purchase Agreement, the Company agreed to issue and sell unregistered warrants to purchase up to 28,716,900 shares of common stock. The warrants have an exercise price of $0.47 per share and are exercisable from the date on which stockholder approval is received with respect to the issuance of the shares of common stock issuable upon exercise of the warrants. One half of the warrants will expire eighteen months after they are exercisable and the other half will expire five years after they are exercisable. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

The Company agreed to pay H.C. Wainwright & Co., LLC, the exclusive placement agent for the aforementioned transactions (“Wainwright”), a cash fee equal to 7% of the aggregate gross proceeds of the offerings or $354,000. The Company also agreed to pay the placement agent $100,950 for expenses. The Company also issued to the placement agent warrants to purchase up to 752,969 shares of common stock. These warrants have an exercise price equal to $0.5875 per share and are exercisable for five years from the commencement of sales in the Offerings.

The unregistered warrants to purchase up to 28,716,900 shares of common stock were sold to the institutional investors identified in the Company’s Registration Statement on Form S-3 (333-282563) and the unregistered placement agent warrants to purchase up to 752,969 shares of common stock were issued to the affiliates of Wainwright identified in the same Registration Statement. The shares of common stock issued upon exercise of the unregistered warrants and unregistered placement agent warrants were registered in that Registration Statement

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.2(b)	Amendment, effective November 1, 2024, to Amended and Restated Bylaws of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.2(b) filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 18, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENSYSCE BIOSCIENCES, INC.

Date: November 12, 2024	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

