Form 10-K
period 2024-12-31
Ensysce Biosciences, Inc.
filed 2025-03-10
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $4.0 million. The aggregate market value was computed by reference to the closing price of the common stock on such date.

Registrant had 1,405,134 shares of common stock outstanding as of March 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None

ENSYSCE BIOSCIENCES, INC.

Risk Factor Summary

Below is a summary of material factors that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties in this summary, as well as other risks and uncertainties that we face, can be found under the section titled “Risk Factors” of this Annual Report on Form 10-K. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties. If we are unable to adequately address these and other risks we face, our business, results of operations, financial condition and prospects may be harmed. You should consider carefully the risks and uncertainties described under the section titled “Risk Factors” as part of your evaluation of an investment in our securities:

●	We are a clinical-stage pharmaceutical company with a limited operating history. We have incurred significant financial losses since our inception and anticipate that we will continue to incur significant financial losses for the foreseeable future.

●	We must obtain regulatory approval and fulfill numerous other requirements to be successful.

●	We require substantial additional funding.

●	We depend heavily on the success of PF614 and PF614-MPAR product candidates, which are currently in clinical trials, and which may not be successful.

●	If we fail to discover, develop and commercialize other product candidates, we may be unable to grow our business.

●	If we do not achieve our projected development and commercialization goals within the timeframes we expect, the development and commercialization of our product candidates may be delayed.

●	Competitive products may reduce or eliminate potential commercial opportunity for our product candidates.

●	Our business could be harmed if we lose the services of our key personnel or if we are unable to hire additional highly qualified employees.

●	Our employees or others on which our business depends may engage in misconduct or other improper activities.

●	Government grant awards may not be available to us in the future.

●	We currently rely on, and expect to rely on in the future, third parties to conduct our clinical trials.

●	We expect to be completely dependent on third parties to manufacture our product candidates.

●	The regulatory approval processes are lengthy, time-consuming, and inherently unpredictable.

●	Regulatory authorities may disagree with our regulatory plan for our product candidates.

●	We may incur unexpected costs or experience delays in completing, or ultimately be unable to complete, the preclinical and clinical studies necessary.

●	Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain.

●	We may encounter difficulties enrolling patients in our clinical trials.

●	Fast track designation by the FDA for PF614, for management of moderate to severe chronic pain when a continuous, around-the-clock analgesic is needed for an extended period of time, may not lead to a faster development or regulatory review or approval process and does not assure FDA approval.

●	If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if such requirements are not as we expect, the approval pathway will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.

●	Even if any of our product candidates receives regulatory approval, we may fail to achieve the degree of market acceptance necessary for commercial success.

●	We are subject to potential product liability lawsuits against us or any of our future collaborators.

●	Oxycodone is a Schedule II controlled substance under the federal CSA, and we must comply with the CSA or its state equivalents.

●	If we are unable to obtain and maintain patent protection for our products candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize product candidates that are similar or identical to our product candidates.

●	We may face litigation from third parties claiming that our products or business infringe, misappropriate, or otherwise violate their intellectual property rights, or seeking to challenge the validity of our patents.

●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property.

●	The expiration or loss of patent protection may adversely affect our future revenues and operating earnings.

●	We may not be able to obtain protection under the Hatch-Waxman Amendments by extending the patent term.

●	We may not be able to protect our intellectual property rights throughout the world.

●	We may be subject to claims that we infringed, misappropriated or otherwise violated the intellectual property of a third party, or claiming ownership of what we regard as our own intellectual property.

●	Our intellectual property agreements with third parties may be subject to disagreements.

●	Intellectual property rights do not necessarily address all potential threats to our business.

●	Cyber-attacks or other failures in our telecommunications or information technology systems, or those of third parties could result in information theft, data corruption and significant disruption of our business.

●	Raising additional capital in the public or private equity markets at prices per share below the current market price of our common stock could cause dilution to our stockholders, adversely affect the market price of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.

●	Our internal controls over financial reporting currently do not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act.

●	Nasdaq may delist our common stock and/or our Public Warrants may not continue to trade on the OTC Pink Open Market.

GLOSSARY

Definitions:
2013 Framework	Financial reporting criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013)
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.5 million, sold in two closings on June 30, 2022 and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023 and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2022 December Offering	The Company’s December 2022 registered direct offering of common stock (including pre-funded warrants in lieu thereof). The Offering closed on December 9, 2022 for aggregate consideration of $4.1 million
2023 February Offering	The Company’s February 2023 registered direct offering of common stock and private placement warrants for aggregate consideration of $3.0 million
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
2024 February Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Warrant Inducement	The Company’s August 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Offering	The Company’s August 2024 registered direct offering of common stock, issuance of private placement warrants and the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants.
ADFs	Abuse deterrent formulations
ADHD	Attention deficit hyperactivity disorder
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
AUC	Area under the concentration time curve
August Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 480,234 shares of the Company’s common stock (issued in February of 2024) to reduce the exercise price from $15.90 per share to $7.05 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and had an exercise price of $23.51 per share such that the amended warrants have a reduced exercise price of $7.05 per share.
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CARA	Comprehensive Addiction and Recovery Act
CDC	Center for Disease Control
CDER	Center for Drug Evaluation and Research
cGMP	Current Good Manufacturing Practice
Cmax	Maximum plasma concentration
CMC	Chemistry, manufacturing, and controls
CMOs	Contract manufacturing organizations
CNS	Central nervous system
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
CSA	Controlled Substances Act
CSOS	Controlled Substance Ordering System
DEA	United States Drug Enforcement Agency

DSCSA	Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
EMA	European Medicines Agency
Ensysce	Ensysce Biosciences Inc.
EPO	European Patent Office
ETASU	Elements to assure a products safe use
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
FDC Act	Federal Food, Drug and Cosmetic Act, as amended
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
February Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 240,120 shares of the Company’s common stock (issued on May 12, 2023) to reduce the exercise price from $54.60 per share to $19.65 per share.
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices
GMP	Good Manufacturing Practices
Hatch-Waxman Act or Hatch-Waxman Amendments	Drug Price Competition and Patent Term Restoration Act of 1984
HHS	United States Department of Health and Human Services
IMPDs	Investigational Medicinal Product Dossiers
IND	Investigational New Drug
Investor Notes	The 2021 Notes, 2022 Notes and 2023 Notes, collectively.
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 1,467 shares of our common stock at a weighted average exercise price of $40,888.50 per share
MAD	Multi-Ascending Dose
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger

MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NEO	Named Executive Officer
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
NME	New molecular entity
Orange Book	FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
PCT	Patent Cooperation Treaty
PDMA	U.S. Prescription Drug Marketing Act
PK	Pharmacokinetics
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 302 shares of our common stock at an exercise price of $54.60 per share and in (ii) 2022 are exercisable for an aggregate of 2,594 shares of our common stock at an exercise price of $54.60 per share
PTA	Patent Term Adjustment
PTE	Patent Term Extension
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 2,778 shares of our common stock at an exercise price of $41,400.00 per share
R&D	Research and Development
Registered Direct Offering	August 2024 registered direct offering of common stock (236,880 shares), private placement warrants (to purchase up to 473,760 shares) and the cash exercise of certain existing warrants (480,234 warrant shares) at a reduced price and the issuance of new warrants (to purchase up to 1,440701 shares).
Recro	Recro Gainesville LLC
Recro Agreement	Manufacturing Agreement, dated September 19, 2019, by and between Recro Gainesville LLC and the Company
REMS	Risk evaluation and mitigation strategy
Resale Registration Statement	Ensysce’s Resale Registration Statement filed on August 9, 2021
SARS-CoV-2	Severe acute respiratory syndrome coronavirus 2
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, October 23, 2023, or August 28, 2024 as the context dictates, by and between Ensysce and the institutional investors party thereto
Signature	Signature Therapeutics Inc.
SPA	A Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, October 23, 2023, or August 28, 2024 as the context dictates, by and between Ensysce and the institutional investors party thereto
SUPPORT Act	Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act
TAAP	Trypsin Activated Abuse Protection
TEAEs	Treatment-emergent adverse events
USPTO	United States Patent and Trademark Office

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our company. Factors that may impact such forward-looking statements include:

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	our ability to continue as a going concern for the next twelve months;

●	the risk that our lead product candidate PF614 and PF614-MPAR may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for our research and development activities and clinical trials

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Annual Report on Form 10-K;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or establish and maintain effective internal controls over financial reporting;

●	the risk that our common stock will be delisted from Nasdaq;

●	the risk that we may not be able to regain or maintain compliance with applicable listing standards of Nasdaq;

●	potential litigation associated with the Business Combination Transactions;

●	other factors disclosed in this Annual Report on Form 10-K; and

●	other factors beyond our control.

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

PART I

Item 1. Business

Corporate Information

We were originally incorporated in the State of Delaware in April 2003 as PharmacoFore, Inc. and, in January 2012, we changed our name from PharmacoFore, Inc. to Signature Therapeutics Inc. (“Signature”). In December 2015, Signature merged with and into Ensysce Biosciences, Inc. (“Former Ensysce”). In June 2021, Former Ensysce merged with and into Leisure Acquisition Corporation (“LACQ”). As part of the transaction, LACQ changed its name to “Ensysce Biosciences, Inc.”

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

Our current development pipeline includes two new drug platforms - an abuse-resistant opioid prodrug technology – the Trypsin Activated Abuse Protection, or the TAAP platform, and an over-dose protection opioid prodrug technology - the Multi-Pill Abuse Resistant, or the MPAR® platform. The TAAP platform is designed to seek to improve the care of patients with severe pain while reducing the human and economic costs associated with prescription opioid drug abuse. The MPAR® platform when combined with our TAAP prodrugs is designed not only to seek to prevent abuse of prescription drugs but also to reduce overdose occurrences. Each prodrug is intended to be able to be combined with our MPAR® technology for overdose protection.

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

The MPAR® technology is designed to limit the bioavailability of active opioid following co-ingestion of multiple doses, whether inadvertent or intentional, through a combination of a TAAP prodrug with nafamostat. Nafamostat is a small molecule that clinical studies have shown to have a steep dose response curve and to be a highly potent trypsin inhibitor. When combined with our TAAP prodrugs, our MPAR® technology is designed not to affect metabolism and the release of the active pharmaceutical ingredient. However, if the MPAR® combination product is taken in larger quantities than intended, the excess nafamostat is designed to inhibit trypsin, thereby preventing metabolic activation and averting a drug overdose. We believe the potential benefits to society of an opioid that resists both oral and parenteral abuse are considerable. A Phase 1 study to explore the combination of PF614 and nafamostat, PF614-MPAR-101 was initiated in December of 2021, and early data from the study reported in May 2022 demonstrated the combination product showed overdose protection, with a reduction in the release of oxycodone over that of PF614 delivered alone. A second part of this trial to confirm overdose protection from PF614-MPAR 25 mg was completed in 2023 and data reported in May 2023. PF614-MPAR was granted Breakthrough Therapy designation by the FDA in January 2024. A second study, PF614-MPAR-102, designed to evaluate the overdose protection across a range of dosages, initiated enrollment of subjects in December 2024 and is continuing enrollment.

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

Market Opportunity

Drug Abuse and Drug Overdose

Opioid pain medications are essential for improving the care and outcomes of a majority of Americans who live with chronic pain. In 2023, 34.9% of adults had chronic pain, with 8.5% of those having high impact chronic pain. Millions of adults suffered from pain every day for the preceding three months and almost 40 million adults experience severe levels of pain, which is linked to worse health status. High impact chronic pain is characterized by extended periods of suffering which impair life quality to a severe degree. Prescription opioids drugs, such as morphine, hydromorphone, hydrocodone, and oxycodone, have a long history of use for the management of severe and chronic pain. Prescriptions for opioid medications in 2023 totaled almost 140 million, with $3.8 billion in market size in the United States.

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

Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches, and other dose forms. Oxycodone is one of the most effective pain killers available today. This drug helps the patient to overcome pain and focus on his or her work. Opioids have a risk of dependence and, when used improperly, a common side effect of high doses of opioids like oxycodone can be euphoria, or a “high.” As a result of these side effects, opioids have become amongst the most misused or abused prescription drugs in the United States. Opioid abuse was declared a public-health emergency in 2017 when more than 91 people died each day from opioid-related overdoses. In 2021, the total number of opioid-related deaths rose to 109,600, whereas in 2022 that number had declined to 81,806.

The large increase in overall overdose deaths is now driven by use of synthetic opioids, in particular fentanyl, as prescription opioids have become harder to obtain. Prescription opioid-involved death rates from 2019 to 2022 were relatively flat at 14,319 to 14,716, respectively, showing that attention to the problem had yielded a beneficial effect. However, 6.1 million Americans over the age of 12 were reported to be suffering from opioid use disorder (“OUD”) in 2024. Based on information from the CDC, the most common drugs involved in prescription opioid overdose deaths include Methadone, Oxycodone (such as OxyContin®), and Hydrocodone (such as Vicodin®). The CDC indicates that improving opioid prescribing, treatment of opioid use disorder, and prevention of opioid use disorder would help to improve the opioid crisis. Misuse or abuse of opioids is often done in one of the following manners:

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

Amphetamines like Adderall are manufactured in pill form and are intended for oral ingestion. As of late 2022, seventy-five percent of Adderall prescriptions are prescribed to the 10.5 million adults, age 22 or older, that are diagnosed with attention deficit hyperactivity disorder, or ADHD. The number of prescriptions have fallen in 2023 and 2024 due to shortages of the medication. ADHD is the most common neurodevelopment disorder in children. Five million adults misuse stimulant medication annually, by using alternative consumption methods to achieve a more intense high faster; snorting or injecting are most-common methods of abuse. Both of these methods involve crushing pills.

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

● Treatment A: 100 mg PF614, administered under fasted conditions (hereafter referred to as 100 mg PF614, fasted)

● Treatment B: 100 mg PF614, administered under fed conditions (high-fat breakfast) (hereafter referred to as 100 mg PF614, fed)

● Treatment C: 40 mg OxyContin, administered under fasted conditions (hereafter referred to as 40 mg OxyContin, fasted)

● Treatment D: 40 mg OxyContin, administered under fed conditions (high-fat breakfast) (hereafter referred to as 40 mg OxyContin, fed)

Each treatment was separated by a washout interval of 5 days. Serial PK sampling was performed after each study drug administration up to 120 hours post dose. Safety including regular assessments of AEs, vital signs (pulse rate, blood pressure, respiratory rate, and SpO2 ), clinical laboratory tests, and 12-lead ECGs were monitored. Subjects were monitored for hypotension, hypopnea, apnea, and oxygen desaturation.

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

Next Steps

An End of Phase 2 regulatory meeting was held on January 30, 2024. The meeting clarified the non-clinical and clinical Phase 3 study plans for the further development of PF614 which are expected to initiate in mid-2025.

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

PF614-MPAR-102 Phase 1b Clinical Trial

The primary objectives of the Phase 1b study are to assess the pharmacokinetics of oxycodone when PF614 is administered alone and with formulated nafamostat, evaluate a food effect, and explore PF614-MPAR delivered in a multi-ascending dose study. The study initiated in December 2024 and will continue through 2025.

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

A number of other companies including, but not limited to, Pfizer Inc., Daiichi Sankyo, Endo Health Solutions, Nektar Therapeutics, Teva Pharmaceutical, Inc., Egalet Ltd., KemPharm Inc., Elysium Therapeutics Inc., and Acura Pharmaceutical, have either extended-release or abuse-deterrent products in various stages of development. Other companies offer products indicated for chronic, severe, long-term pain with various delivery technologies, but these products do not have abuse-deterrent claims on their labels. Vertex has recently announced the approval of a non-opioid pain product, suzetrigine, that inhibits NaV1.8. The clinical data provided to date has indicated that suzetrigine did not provide superior pain relief compared to the opioid control arm of the Phase 3 study.

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

TAAP and MPAR® Patents and Applications for Opioids

We are the owner of patent families that include several granted U.S. patents, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia, relating to chemically modified opioids, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety and pharmaceutical compositions containing these modified opioids, pharmaceutical compositions containing these modified opioids and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain. Three of these patent families are directed to ketone containing opioids and cover PF614 and PF614-MPAR and certain methadone TAAP product candidates that are still in the discovery phase. These three families contain issued patents in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia and expire between 2030 and 2032, subject to any applicable patent term extension that might be available in a jurisdiction. We also own pending United States, Patent Cooperation Treaty (PCT), and Taiwan applications directed to oral formulations of PF614-MPAR, which if pursued and issued would expire in 2042, subject to any potential patent term adjustment or extension that may be available in a jurisdiction. We also own one patent family that includes granted patents in the United States, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia, relating to chemically modified ketone-containing agents, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing these modified ketone-containing agents, pharmaceutical compositions containing these modified ketone-containing agents and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain, would cover certain methadone TAAP product candidates that are still in discovery phase and expire in 2032. While we own these patent families, we have not updated records in the various patent offices to reflect our ownership of these patent families. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. Furthermore, as noted above, we have not obtained assignments for certain patent applications relating to abuse-resistant amphetamines.

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

Nafamostat Patents Applications

We own pending applications in the U.S., Canada and Europe directed to the use of orally administered nafamostat and extended-release formulations of nafamostat. Some of the claims are directed to the use of oral nafamostat for the treatment of infections caused by coronaviruses, including COVID-19, and pending United States, PCT, and Taiwan patent applications directed to oral formulations of nafamostat. We intend to pursue these applications in the United States and other significant commercial markets and any patents that may be issued would expire in 2041 and 2042, respectively, subject to any applicable patent term adjustment or extension in a particular jurisdiction. Additionally, we acquired one European patent from Mucokinetica Ltd. that is directed to the use of certain compounds, including nafamostat, for the manufacture of a medicament for the treatment of respiratory diseases with mucostasis or poor mucus clearance. This patent was validated in Germany, France, Italy, and the United Kingdom and expires in 2028, subject to any applicable patent term extension that might be available in Europe Union or United Kingdom. Currently, we do not have any issued patent or pending application directed to methods of treating infections caused by coronaviruses, including COVID-19, with inhaled nafamostat, but intend to file pending applications upon development of a suitable inhalation formulation of nafamostat. We believe that one patent covering nafamostat will be eligible for up to five years of patent term extension in the United States and Europe and intend to pursue such extension. In addition to patent exclusivity, under the provisions of the Hatch-Waxman Act, upon any approval in the United States, we believe that nafamostat will be eligible for five-year NCE regulatory exclusivity, during which time no 505(b)(2) NDA or ANDA can be approved that contains the same active moiety as the chemical entity in the nafamostat NDA. In addition, if an ANDA or 505(b)(2) applicant were to file its application referencing the NDA for nafamostat before expiration of our use patent and the applicant asserted that the patent is invalid or would not be infringed, it may be subject to additional waiting periods prior to the FDA’s approval (including a statutory thirty-month stay, starting at the end of the five-year NCE regulatory exclusivity period, if we sue for infringement, or a shorter period if the patent expires of there are certain settlements or judicial decisions in the patent litigation) and may ultimately be required to wait until the natural expiration of our compositions patents if the patents are found to be valid and infringed by the challenging applicant. For more information please see “—Patent and Patent Applications.”

TAAP and MPAR® Patents and Applications for Amphetamines

We are the owner of one patent family that includes pending applications in the United States and numerous European foreign jurisdictions relating to chemically modified amphetamines covalently linked to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing the modified amphetamines, pharmaceutical compositions containing the modified amphetamines and a gastrointestinal enzyme inhibitor and methods of using the same to treat a subject. While we own this patent family, we have not updated the records in the various patent offices to reflect our ownership of this patent family. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. In addition, we own pending United States and European patent applications directed to pharmaceutical compositions containing chemically modified amphetamines covalently linked to a gastrointestinal enzyme-cleavable moiety and a trypsin inhibitor and methods of using the same to treat a subject. We have not obtained assignments from all of the inventors of these applications to date, which could negatively impact our ability to pursue or enforce this application. If issued, these patent applications would expire between 2031 and 2040, subject to any applicable patent term adjustment or extension that might be available in a jurisdiction.

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

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates. Our drug substance and drug products are manufactured for us by CMOs, to our specifications. Any manufacturing problem or the loss of a CMO could be disruptive to our operations.

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

Government Grants

We have received funding under federal grant award programs through governmental agencies, such as the NIH and NIDA. For the year ended December 31, 2024, we received federal grant funding totaling $5.2 million consisting of $3.1 million from NIH related to the Phase 1 clinical trial for PF614-MPAR and $2.1 million from NIDA for preclinical development of our opioid use disorder-MPAR® technology. Current remaining funding under the PF614-MPAR grant totaled $1.6 million as of December 31, 2024, covering the period through May 2025. The PF614-MPAR grant includes a remaining $9.0 million of approved funding through May 2027. We may apply for additional grant funding from these or similar governmental agencies in the future.

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

Properties

Our principal executive office is located at 7946 Ivanhoe Ave., Suite 201 in La Jolla, California, where we lease a total of 850 square feet of office space that we use for our administrative activities. All development activities are undertaken at contract research organizations. The lease expires in October 2025. We believe that our current arrangements will be sufficient to meet our needs for the foreseeable future, and that, should it be needed, suitable space will be available to accommodate our administrative activities.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2025, while advancing our main product candidates such as, PF614 and PF614-MPAR and nafamostat through their respective next phases of clinical development. Our estimate may prove to be wrong, and we could use our available capital resources, if any, sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. To the extent this occurs, it could impose significant dilution on our stockholders.

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

Our future success and ability to generate significant revenue from our product candidates, which we do not expect will occur for several years, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. A Phase 1b study of PF614 was completed mid-year 2022. Two Human Abuse Potential clinical studies were completed in 2023. An efficacy Phase 2 study of PF614 was completed in December 2023. A Phase 1 trial for PF614-MPAR was completed in May 2023 and a Phase 1b trial for PF614-MPAR was initiated in December 2024. A Phase 1 safety study of nafamostat was completed in 2020. All of our other product candidates are in earlier stages of development and will require substantial additional investment for manufacturing, preclinical testing, clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounter safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

The clinical and commercial landscapes for the solution of opioid abuse and drug overdose are highly competitive and subject to rapid and significant technological change. We face competition with respect to our indications for our product candidates and will face competition with respect to any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are several large pharmaceutical and biotechnology companies that currently market and sell drugs or are pursuing the development of product candidates for the treatment of the indications that we are pursuing. These companies include, but are not limited to, Purdue Pharma, LP, Collegium Pharmaceutical, Inc. and Vertex Pharmaceuticals Incorporated. Potential competitors include companies developing novel non-opioid pain drug candidates such as pharmaceutical companies and academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We are exposed to the risk that we and our CROs’ employees and contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; federal and state healthcare fraud and abuse and health regulatory laws and other similar foreign fraudulent misconduct laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained during clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations

Some of our programs are partially supported by government grant awards, which may not be available to us in the future.

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

Our CMOs, who manufacture and distribute PF614 are required to be registered with DEA and relevant state authorities and comply with all security, recordkeeping and reporting requirements. Manufacturers and distributors are subject to routine inspections and audits by the DEA related to compliance with security, recordkeeping and reporting requirements. Failure to maintain the required registrations or to comply and follow these requirements can lead to significant civil and/or criminal penalties and possibly even lead to a revocation of a DEA registration to manufacture or distribute such products.

Manufacturing of oxycodone is subject to annual quotas that limit the amount of API and dosage forms that can be produced in any given year; the failure of our CMOs to obtain the necessary manufacturing and/or procurement quota would have a negative impact on our business.

The CSA and DEA regulations establish an annual aggregate production quota for Schedule I and II controlled substances, including oxycodone and other narcotic drugs. In addition, each manufacturer of active pharmaceutical ingredient, or API or dosage forms must obtain an individual manufacturing or production quota that limits the amount of product that a company can produce and/or distribute each year. The DEA allocates manufacturing quota issued to companies so as to not exceed the aggregate quota established for a given year. Moreover, companies must demonstrate the need for procurement quota based on expected demand and sales of the controlled substance the DEA requires the submission of substantial evidence of expected legitimate medical and scientific need for the drug product before assigning its aggregate production quotas, or manufacturing and procurement quotas to manufacturers. The DEA has decreased the aggregate quota for certain narcotic drugs, including oxycodone from 2015 to 2024. Also, in October 2018, Congress passed the SUPPORT Act, updated in 2019, which requires the DEA to consider potential diversion in establishing quotas for narcotic drugs which could lead to continued decreases in quota available to API manufacturers and dosage form manufacturers of these substances.

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

Our expenses have increased in connection with our planned operations. Unless and until we can generate a substantial amount of revenue from our product candidates, we expect to finance our future cash needs through public or private equity offerings, debt financings, collaborations, licensing arrangements or other sources, or any combination of the foregoing. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Our internal controls over financial reporting may not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act, and failure to maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

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

We have issued a significant amount of warrants to purchase shares of our common stock in connection with various financing transactions. To the extent these warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of shares of our common stock and increase the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares of common stock in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

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

If we are unable to maintain compliance with the listing standards of Nasdaq, our common stock could be delisted and may become subject to “penny stock” rules, which could have a material adverse effect on the liquidity of our common stock, the ability of investors to sell their shares and our ability to raise funding.

On November 14, 2024, we received notice from Nasdaq stating that we had demonstrated compliance with the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) as of September 30, 2024. On December 20, 2024, we received notice from Nasdaq that we had regained compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). There can be no assurance that we will be able to maintain compliance with such Nasdaq Listing Rules and our common stock could be delisted.

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

Item 2. Properties

Our principal executive office is located at 7946 Ivanhoe Ave., Suite 201 in La Jolla, California, where we lease a total of 850 square feet of office space that we use for our administrative activities. All development activities are undertaken at contract research organizations. The lease expires in October 2025. We believe that our current arrangements will be sufficient to meet our needs for the foreseeable future, and that, should it be needed, suitable space will be available to accommodate our administrative activities.

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

The closing price of our common stock and Public Warrants on March 7, 2025, was $5.02 and $0.176, respectively. Over-the-counter market quotations on the OTC Pink Open Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 7, 2025, there were approximately 73 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024, with respect to securities that may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	38,785	$501.65	10,596
Equity compensation plans not approved by security holders	-	-	-
Total	38,785	$501.65	10,596

Recent Sales of Unregistered Securities and Use of Proceeds

Sales of unregistered securities during 2024 have been disclosed in 10-Q Report for the quarter ending September 30 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ensysce is a clinical stage pharmaceutical company developing innovative solutions for severe pain relief while reducing the fear of and the potential for opioid misuse, abuse and overdose. Our lead product candidate, PF614, is an extended release TAAP prodrug of oxycodone. TAAP modification of prescription drugs removed the ability to crush, chew or manipulate and inject to achieve the effect of the medication more quickly than by swallowing. MPAR® adds a layer of overdose protection to each TAAP product.

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

Our lead product candidate, PF614, is in Phase 3 clinical development, PF614-MPAR is in Phase 1b clinical development and nafamostat is proceeding towards Phase 1 clinical development. Our other product candidates and our research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We have not yet successfully completed any pivotal clinical trials, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

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

We have generated limited revenues and have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is sufficient to fund operations into the second quarter of 2025. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

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

2024 Registered Direct Offering and 2024 August Warrant Inducement

In August 2024, we entered into a definitive Securities Purchase Agreement with certain institutional investors, pursuant to which we agreed to issue and sell in a registered direct offering, (i) an aggregate of 166,054 shares of our common stock, par value $0.0001 per share at an offering price of $7.05 per share, (ii) pre-funded warrants to purchase up to 70,827 shares of Common Stock, at a price per pre-funded warrant equal to $7.0485, the price per share less $0.0001, for gross proceeds of approximately $1.7 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were subsequently exercised in full.

We also entered into an inducement agreement with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 480,234 shares of our common stock originally issued in February 2024, having an exercise price of $15.90 per share, at a reduced exercise price of $7.05 per share, for gross proceeds of approximately $3.4 million before the deduction of placement agent fees and offering expenses. We also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and have an exercise price of $23.5125 per share such that the amended warrants will have a reduced exercise price of $7.05 per share effective upon the closing of the offering and will be exercisable from the date on which stockholder approval is received with respect to the issuance of the shares of common stock issuable upon exercise of such warrants.

In a concurrent private placement, pursuant to the terms of the inducement agreement and Securities Purchase Agreement, we also agreed to issue and sell unregistered warrants to purchase up to 1,863,706 shares of common stock. The warrants have an exercise price of $7.05 per share and are exercisable from the date on which stockholder approval is received with respect to the issuance of the shares of common stock issuable upon exercise of the warrants. One half of the warrants will expire eighteen months after they are exercisable and the other half will expire five years after they are exercisable. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

We agreed to pay the placement agent a cash fee equal to 7% of the aggregate gross proceeds of the offerings or $354,000. We also agreed to pay the placement agent $100,950 for expenses. We also issued to the placement agent warrants to purchase up to 50,200 shares of common stock. These warrants have an exercise price equal to $8.8125 per share and are exercisable for five years from the commencement of sales in the Offerings.

2024 February Warrant Inducement

In February 2024, we entered into an Inducement Letter with certain holders of existing warrants to purchase up to an aggregate of 240,120 shares of our common stock issued to the holders in connection with the 2023 May Offering. Pursuant to the Inducement Letter, the holders agreed to exercise for cash their existing warrants to purchase an aggregate of 240,120 shares of Common Stock at a reduced exercise price of $19.65 per share in consideration of our agreement to issue new unregistered Series A Warrants to purchase up to 240,120 shares of Common Stock and new unregistered Series B Warrants to purchase up to 240,120 shares of Common Stock. The Series A Warrants have an exercise price of $15.90 per share and have a term equal to eighteen months from the date of issuance. The Series B Warrants have an exercise price of $15.90 per share and will expire on May 12, 2028. The gross proceeds to us from the exercise of the warrants were approximately $4.7 million, prior to deducting placement agent fees and estimated offering expenses.

In connection with the execution of the Inducement Letter, we entered into a waiver related to the 2023 Notes’ SPA it had entered into as of October 23, 2023. The SPA contained restrictions on our ability to undertake certain transactions, which included entering into the Inducement Letter. The Waiver permitted us to enter into the Inducement Letter but required repayment of the remaining $0.5 million of investor held notes issued under the SPA with a premium of $0.5 million following closing of the inducement transaction.

We utilized an exclusive placement agent for the 2024 Warrant Inducement and incurred approximately $0.3 million in legal fees and other closing costs. Additionally, we issued to the placement agent as compensation unregistered warrants to purchase up to 16,811 shares of Common Stock, equal to 7.0% of the aggregate number of shares of Common Stock (or warrants) placed in the transaction. The placement agent warrants expire on May 12, 2028, and have an exercise price of $24.5625 per share of Common Stock (equal to 125% of the reduced exercise price per Existing Warrant).

2023 Notes

On October 23, 2023, we entered into a Securities Purchase Agreement (the “SPA”) for an aggregate financing of $1.7 million with investors, including $0.2 million with a board member. At the first closing under the SPA, which occurred on October 25, 2023, we issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 83,714 shares of our common stock in the aggregate. At the second closing under the SPA, which occurred on November 28, 2023, we issued to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 167,427 shares of the common stock in the aggregate. The notes matured on April 25, 2024 and May 28, 2024, respectively.

The combined notes are subject to an original issue discount of 8%, have a term of six months from their respective date of issuance and accrue interest at the rate of 6.0% per annum. The notes are convertible into common stock, at a per share conversion price equal to $23.51. Beginning ninety days following issuance of the notes at the first closing and second closing, respectively, we are obligated to redeem monthly one third of the original principal amount under the applicable note, plus accrued but unpaid interest, liquidated damages and any other amounts then owing to the holder of such note. We are required to pay the redemption amount in cash with a premium of 10% or, at the election of the investor at any time, some or all of the principal amount and interest may be paid by conversion of shares under the note into common stock based on a conversion price equal to $23.51. Conversions and repayments of principal and interest on the notes in January and February 2024 totaled $1.7 million.

The warrants have an exercise price of $23.51 and are exercisable for five years following issuance on each of the first and second closing dates under the SPA. Warrants for 88,261 shares of common stock were exercised in January 2024.

2023 May Offering

On May 12, 2023, we completed a public offering of an aggregate of 120,059 shares of its common stock at par value $0.0001 per share (including pre-funded warrants in lieu thereof), Series A-1 warrants to purchase up to 120,059 shares of common stock and Series A-2 warrants to purchase up to 120,059 shares of common stock, at a combined public offering price of $58.31 per share (or pre-funded warrant in lieu thereof) and accompanying warrants. The Series A-1 warrants have an exercise price of $54.60 per share, are exercisable immediately upon issuance and expire five years from the date of issuance, and the Series A-2 warrants have an exercise price of $54.60 per share, are exercisable immediately upon issuance and expire eighteen months from the date of issuance. A holder of a warrant issued in the offering will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of Common Stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice us, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99%. Gross proceeds from this offering are approximately $7.0 million before the deduction of placement agent fees and related costs of $0.7 million. The Series A-1 and Series A-2 warrants were repriced to $19.65 per share and exercised in February 2024.

H.C. Wainwright & Co. acted as the exclusive placement agent for the offering. We also registered warrants issued to the placement agent to purchase 8,404 shares of common stock at a per share exercise price of $72.882, which is 125% of the price of the shares in the offering.

In connection with the offering, we amended certain existing warrants to purchase up to an aggregate of 14,006 shares of our common stock that were previously issued in September 2021 through December 2022 to purchasers in the offering at exercise prices ranging from $252.00 to $2,808.00 per share, such that the amended warrants have a reduced exercise price of $54.60 per share, at an additional offering price of $1.875 per amended warrant.

2023 February Offering

On February 2, 2023, we entered into a definitive Securities Purchase Agreement with certain institutional investors , pursuant to which we agreed to issue and sell in a registered direct offering, priced “at-the-market” under the rules of The Nasdaq Stock Market, an aggregate of 19,842 shares of our common stock, par value $0.0001 per share, at an offering price of $151.2 per share, for gross proceeds of approximately $3.0 million before the deduction of placement agent fees and related costs of $0.3 million. The closing of the Offering occurred on February 6, 2023.

In a concurrent private placement, we issued to the institutional investors, for each share of common stock purchased in the offering, a common warrant to purchase one share of common stock. The common warrants are exercisable immediately upon issuance and terminate five and one-half years following issuance. The common warrants have an exercise price of $128.70 per share and are exercisable to purchase an aggregate of up to 19,842 shares of Common Stock and expire on August 7, 2028. A holder of a common warrant will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 4.99% (or 9.99% at the election of the holder prior to the date of issuance) of the number of shares of common stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to us, the holder may increase or decrease the beneficial ownership limitation, provided that in no event shall the beneficial ownership limitation exceed 9.99%.

H.C. Wainwright & Co. acted as the exclusive placement agent (the “Placement Agent”) for the offering. We issued placement agent warrants to purchase up to 1,389 shares of common stock to the Placement Agent (including its designees). These warrants have an exercise price equal to $189.00 per share and are exercisable for five years from the commencement of sales in the offering. The common warrants and placement agent warrants and the shares of our common stock issuable upon the exercise of the common warrants and placement agent warrants are not being registered under the Securities Act of 1933, as amended, are not being offered pursuant to the Registration Statement, and are being offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933 and Rule 506(b).

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

2022 December Offering

On December 7, 2022, we entered into an underwriting agreement with Lake Street Capital Management, LLC (the “Underwriter”), pursuant to which we agreed to issue and sell (i) 12,667 shares of our common stock, par value $0.0001 per share, (ii) pre-funded warrants to purchase 3,445 shares of common stock and (iii) warrants to purchase 32,223 shares of common stock to the Underwriter in a public offering. In addition, we granted the Underwriter the option, for 45 days from the closing of the offering, to purchase up to 1,900 additional shares of common stock and common warrants to purchase up to an additional 4,834 shares of common stock. The Underwriter agreed to purchase our shares pursuant to at a price of $234.30 per share.

In lieu of a purchase of common stock that would otherwise result in an investor’s beneficial ownership exceeding 4.99% (or, at the election of the investor, 9.99%) of the outstanding common stock, a pre-funded warrant was offered, each of which enables the investor to purchase one share of common stock at an exercise price of $0.0001. Each pre-funded warrant was exercisable upon issuance and will expire when exercised in full (all pre-funded warrants were exercised immediately upon issuance). Each pre-funded warrant was sold with a common warrant to purchase two shares of common stock. The public purchase price of one share of common stock and accompanying common warrant to purchase two shares of Common Stock is $252.00 and the combined purchase price of one pre-funded warrant and accompanying common warrant to purchase two shares of common stock is $252.00.

Each common warrant is exercisable immediately at an exercise price of $252.00 per share and will expire five years following the date of issuance. The offering closed on December 9, 2022 and we received aggregate gross proceeds of approximately $4.1 million from the Offering.

2022 Notes

On June 30, 2022, we entered into an $8.0 million convertible financing agreement with institutional investors. The agreement provided for two closings, each for notes payable of $4.24 million (resulting in gross cash proceeds of $4.0 million). Funds were received for the first closing on July 1, 2022 and for the second closing on August 9, 2022. The remaining amount of principal and interest on the 2022 Notes was repaid in the first quarter of 2023. We were obligated under the 2022 Notes to pay additional cash as true-up payments for interest or redemption amounts that we paid in shares of common stock that were valued below $361.05 or the lower conversion price of $135.15 in effect between January 12, 2023 and May 12, 2023. The true-up payments compensate the holder for the difference between the value of a share and the conversion price in effect at the time of redemption, multiplied by the number of shares paid. The true-up payments totaling $0.6 million were paid on May 12, 2023.

In connection with each of the first and second closings of the 2022 Notes we also issued warrants to purchase 2,594 shares of our common stock. The warrants have a current exercise price of $54.60 and are exercisable for five years following issuance of the 2022 Notes.

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

We have received funding under federal grants from the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse (“NIDA”). In September 2018 and August 2024, we were awarded a research and development grant related to the development of our MPAR® overdose prevention technology (the “MPAR Grant”). In September 2019, we were awarded a second research and development grant related to the development of our TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder (“OUD”) (the “OUD Grant”). Grant funds are awarded annually through a Notice of Award which contains certain terms and conditions including, but not limited to, complying with the grant program legislation, regulation and policy requirements, complying with conditions on expenditures of funds with respect to other applicable statutory requirements such as the federal appropriations acts, periodic reporting requirements, and budget requirements.

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

We do not track our research and development expenses on a program-by-program basis. Our direct external research and development expenses consist primarily of external costs, such as fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing and clinical development activities. We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and development as well as to manage our preclinical development, process development, manufacturing and clinical development activities. These employees work across multiple programs and, therefore, we do not track our costs by program and cannot state precisely the total costs incurred for each of our clinical and preclinical programs on a project-by-project basis.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain elevated as we continue our existing, and commence additional, planned clinical trials for PF614, PF614-MPAR® and nafamostat, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates, subject to our ability to obtain financing. We also expect our related personnel costs to increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, to remain elevated. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

Interest Expense

Interest expense consists of interest accrued on our financed directors’ and officers’ insurance, and interest from the 2023 Notes based on the stated interest rate. In addition, the 2023 Notes reflects amortization of the debt discount from the original issuance and a discount associated with the warrant issuances and amortization of the associated debt issuance costs that are all recorded as interest expense. Interest expense related to the 2022 Notes was included in the estimate of fair value of the convertible notes.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

We file income tax returns in the United States federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our tax return period for United States federal income taxes for the tax years since 2021 remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions, if any. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or whether our position is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our provision for income taxes. To date, no amounts are being presented as an uncertain tax position.

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

Results of Operations

Comparison of the Years ended December 31, 2024 and 2023

	Year Ended December 31,
	2024	2023	Change
Federal grants	$5,210,031	$2,230,520	$2,979,511
Operating expenses:
Research and development	$7,219,437	$7,587,473	$(368,036)
General and administrative	4,720,728	5,361,234	(640,506)
Total operating expenses	11,940,165	12,948,707	(1,008,542)
Loss from operations	(6,730,134)	(10,718,187)	3,988,053
Other income (expense):
Loss on conversions and change in fair value of convertible notes	-	146,479	(146,479)
Change in fair value of liability classified warrants	16,292	283,958	(267,666)
Interest expense	(1,290,444)	(353,945)	(936,499)
Other income and expense, net	17,277	15,420	1,857
Total other income (expenses), net	(1,256,875)	91,912	(1,348,787)
Net loss	$(7,987,009)	$(10,626,275)	$2,639,266
Net loss attributable to noncontrolling interests	(74)	(13,201)	13,127
Deemed dividend related to warrants down round provision	290	12,937	(12,647)
Net loss attributable to common stockholders	$(7,987,225)	$(10,626,011)	$2,638,786

Federal Grants

Revenue from federal grants totaled $5.2 million for the year ended December 31, 2024, compared to $2.2 million for the year ended December 31, 2023, respectively. The $3.0 million difference is due to the timing of research activities eligible for funding, with increased activities under the OUD grant following the selection of a lead drug candidate in June 2024 and funding under the newly awarded MPAR grant which began in September 2024.

Research and Development Expenses

Research and development expenses were $7.2 million for the year ended December 31, 2024, compared to $7.6 million for the year ended December 31, 2023, respectively, representing a decrease of $0.4 million. The decrease was primarily the result of reduced external research and development costs related to clinical and pre-clinical programs for PF614 and PF614-MPAR, with decreased clinical trial activity for both programs in the 2024 period. We do not currently track expenses on a program-by-program basis.

General and Administrative Expenses

General and administrative expenses were $4.7 million for the year ended December 31, 2024, compared to $5.4 million for the year ended December 31, 2023 respectively, representing a decrease of $0.6 million. The decrease was primarily a result of reduced stock-based compensation expenses. We expect future general and administrative expenses to approximate current levels.

Other Income and Expense

Other income and expense for the year ended December 31, 2024, consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs for the 2023 Notes and represented a net change in other income and expense of $1.3 million compared to the year ended December 31, 2023. The comparative period for 2023 consisted primarily of changes in fair value associated with the 2022 Notes and the liability-classified warrants.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of December 31, 2024, we had $3.5 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

The remaining cash funding under the MPAR federal research grant totaled $10.6 million at December 31, 2024 and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations into the second quarter of 2025, which raises substantial doubt about our ability to continue as a going concern.

For additional information on risks associated with our substantial capital requirements, please read the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Cash Flows for the years ended December 31, 2024 and 2023

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(7,502,700)	$(10,779,982)
Net cash provided by financing activities	9,881,173	8,755,884
Net increase (decrease) in cash and cash equivalents	$2,378,473	$(2,024,098)

Operating Activities

During the years ended December 31, 2024 and 2023, we used cash in operating activities of $7.5 million and $10.8 million, respectively. The decrease primarily resulted from additional revenue cash inflow from grant funding and a reduction in research and development activities in 2024.

Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $9.9 million, primarily consisting of net proceeds from the August 2024 public offering $1.7 million, warrant exercises and warrant inducements of $9.1 million, net of transaction costs, less repayment of convertible notes of $0.5 million and financed insurance premiums of $0.4 million. During the year ended December 31, 2023, net cash provided by financing activities was $8.8 million, primarily consisting of net proceeds from 2023 February and 2023 May offerings of $8.7 million and net proceeds from 2023 Notes of $1.6 million, less the repayment of financed insurance premiums of $0.5 million and cash payment of 2022 Notes of $1.0 million.

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

Commitments

Our commitments as of December 31, 2024 included an estimated $12.0 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2024, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

As of December 31, 2024, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Executive Officers and Directors

The following persons are our executive officers and directors:

Name	Age*	Position
Executive Officers
Lynn Kirkpatrick, Ph.D.**	68	President, Chief Executive Officer and Class III Director
Geoffrey Birkett	62	Chief Commercial Officer
David Humphrey	56	Chief Financial Officer, Secretary and Treasurer
Jeffrey Millard, Ph.D.	49	Chief Operating Officer (consultant)
Linda Pestano, Ph.D.	56	Chief Development Officer
William Schmidt, Ph.D.	74	Chief Medical Officer
Directors**
Andrew Benton, J.D.	72	Class I Director
William Chang	68	Class I Director
Bob Gower, Ph.D.	87	Class II Director and Chairman of the Board
Adam S. Levin, M.D.	46	Class III Director
Steve R. Martin	63	Class III Director
Lee Rauch	71	Class I Director
Curtis Rosebraugh, M.D., MPH	67	Class II Director

*Ages presented as of December 31, 2024

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

Geoffrey Birkett has served as our Chief Commercial Officer since October 2018. He has over 30 years of experience in the Pharmaceutical and Biotechnology area. He started his career as a biochemist at the Royal Victoria Infirmary in Newcastle-upon-Tyne, England. He then moved into the pharmaceutical industry, where he focused on pain/addiction and neuroscience throughout his career. He has developed and launched several groundbreaking therapies, including Nicorette (POM) and (OTC), Lexapro and several other psychiatry agents with Lundbeck. Mr. Birkett assisted on the launch of Prozac and Humatrope (human growth hormone) with Eli Lilly. He assisted in moving Seroquel from Phase 2 to global market leader with multi-billion dollar sales and he also participated in the launch of Zomig for migraines, which became a European market leader. He worked for most of his pharmaceutical career at AstraZeneca plc in both the United Kingdom and the United States, where he held many roles including overseeing the global oncology division. When the AstraZeneca merger took place, Mr. Birkett ran the merger process outside the United States across all markets, and ran a corporate change program to streamline research and development involving 67,000 staff. Since leaving AstraZeneca, Mr. Birkett has held multiple roles in biotech companies as senior officer or as a consultant. He is co-founder of a novel drug delivery company and has consulted for IPSOS, a large global research and consulting firm. He also served as president for North America/Canada of INDIVIOR, a large company producing addiction treatment drugs. Mr. Birkett joined us in 2018 and is focused on building a world class commercial team. Mr. Birkett attended Henley Business College in London and INSEAD Business School in France where he studied general management and global leadership.

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

William K. Schmidt, Ph.D., has served as our Chief Medical Officer since January 2016. He is also the Head of NorthStar Consulting, the Parliamentarian and a former president of the Eastern Pain Association, the largest regional affiliate of the American Pain Society. He has over 25 years of pharmaceutical industry experience with a special emphasis on the discovery and development of novel analgesic and narcotic antagonist drugs. He was previously Vice President of Clinical Development for CrystalGenomics (Seoul, South Korea) and its United States subsidiary, CG Pharmaceuticals (Emeryville, CA); Senior Vice President of Development at Limerick BioPharma; Vice President, Clinical Research, for Renovis, Inc.; and Vice President, Scientific Affairs and acting Vice President, Clinical Research and Development, at Adolor Corporation. At Adolor Corporation, Dr. Schmidt was a key member of the team leading to the clinical development, NDA filing, and FDA approval of Entereg® (alvimopan), a peripherally acting opioid antagonist. Currently Dr. Schmidt serves as an expert on pain medicine pharmaceutical development with pharmaceutical and biotech companies throughout North America, Europe, Asia, Latin America, and Australia. Dr. Schmidt received a Bachelor of Arts degree from the University of California Berkeley and his Ph.D. from the University of California-San Francisco.

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

Bob Gower, Ph.D. has served as our Chairman since 2008. Dr. Gower was Chief Executive Officer of Lyondell Petrochemical from 1985 through his retirement at the end of 1996. In 1997, he acquired businesses from Howell Corporation that became Specified Fuels and Chemicals. Dr. Gower sold Specified in 2000 and, with Dr. Richard Smalley, founded Carbon Nanotechnologies, Inc. (“CNI”) that same year to develop production capabilities and applications for single wall carbon nanotubes. CNI was acquired by Unidym in 2007. Dr. Gower founded Ensysce in 2008. He has served on the Board of Directors of several public companies, including Kirby Corporation, OmNova and Keystone. He also has been and continues to be involved with several not-for-profit organizations and has especially focused on Communities In Schools Houston, a leading dropout prevention and mental health program, and on Southern Illinois University with focus on the chemistry department. Dr. Gower received his B.S. from SIU and his Ph.D. from the University of Minnesota. We believe that Mr. Gower’s previous board and industry experience qualifies him to serve on our Board.

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

Steve R. Martin has served as a member of our Board since August 2020. Mr. Martin was formerly Senior Vice President and Chief Financial Officer of Armata Pharmaceuticals, Inc., a clinical development stage biotechnology company listed on the New York Stock Exchange, from January 2016 until his retirement from the position in June 2022. Previously, Mr. Martin served as Senior Vice President and Chief Financial Officer of Applied Proteomics, Inc., a molecular diagnostics company, from December 2014 to August 2015. From June 2011 to December 2014, Mr. Martin served as Senior Vice President and Chief Financial Officer of Apricus Biosciences, Inc. (“Apricus”), a publicly traded pharmaceutical company, and served as the Interim Chief Executive Officer of Apricus from November 2012 through March 2013. From 2008 to January 2011, Mr. Martin served as Senior Vice President and Chief Financial Officer of BakBone Software (“BakBone”), a publicly traded software company. During his final 10 months with BakBone until the company’s acquisition in January 2011, Mr. Martin also served as BakBone’s Interim Chief Executive Officer. From 2005 to 2007, Mr. Martin served as Chief Financial Officer of Stratagene Corporation, a publicly traded research products and clinical diagnostics company. Mr. Martin’s previous experience also includes serving as Controller with Gen-Probe Incorporated, a publicly traded molecular diagnostics company, as well as 10 years with Deloitte & Touche LLP, a public accounting firm. Mr. Martin holds a Bachelor of Science in Accounting from San Diego State University and is a certified public accountant (inactive). We believe that Mr. Martin’s expertise in biopharmaceutical industry and accounting expertise qualifies him to serve on our Board.

Lee Rauch has served on our Board since February 2022. She is an experienced Chief Executive Officer and Strategy Advisor, has served both public and private companies. During her near 40-year career, Ms. Rauch successfully built companies ranging in focus from pre-clinical research to advanced clinical development, took the lead in mergers and acquisitions and used her experience to secure financing for public and private biotech companies. Among her many leadership roles, Ms. Rauch, was notably a founding member of McKinsey & Co.’s International Pharmaceutical Practice and the Executive Chairman of Springboard Enterprises Health Innovation Hub. Most recently, Ms. Rauch, served as President and CEO of Viridian Therapeutics, Inc. Ms. Rauch received a B.S. in Chemistry from Arizona State University and an M.B.A. in Finance from the University of Chicago. We believe that Ms. Rauch’s biopharmaceutical industry experience and expertise qualifies her to serve on our Board.

Curtis Rosebraugh, M.D., MPH has served on our Board since 2021. He is a member of Griebel and Rosebraugh Consulting LLC since May 2018, where he is a regulatory consultant for small molecule and biological drug development. Prior to forming a consulting firm, he was employed by the Food and Drug Administration since 2000, holding the position of Director of the Office of Drug Evaluation II (“ODE II”) within the Center for Drug Evaluation and Research (“CDER”) from 2007 until his retirement in 2018, with supervisory responsibility for the evaluation of all drug products within 3 divisions: the Division of Pulmonary, Allergy and Rheumatology Products, the Division of Metabolism and Endocrinology Products and the Division of Anesthesia, Analgesia, and Addiction Products. In this position, he has overseen the development and approval of over 50 new drugs, was responsible for the planning of over 100 advisory committee meetings, led ODE II through several controversial safety issues and has received many honors and awards. Dr. Rosebraugh has been involved in the development of abuse deterrent opioid formulations and has also been involved in the development of the biosimilar program as well as many other CDER initiatives. Dr. Rosebraugh received his undergraduate degree in pharmacy in 1981, his Medical Degree in 1986 and completed a residency in Internal Medicine in 1989, all at the University of Kansas. He completed a Masters of Public Health at Johns Hopkins School of Public Health in 1999 and a Clinical Pharmacology Fellowship at Georgetown University in 2000. We believe that Dr. Rosebraugh’s regulatory experience in the biopharmaceutical industry qualifies him to serve on our Board.

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

Item 11. Executive & Director Compensation

This section discusses the material components of the executive compensation program for our named executive officers. Our named executive officers, consisting of our principal executive officer and the next two most highly compensated executive officers, for the year ended December 31, 2024, were:

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

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our NEOs in respect of our fiscal years ended December 31, 2024 and December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock and Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Dr. Lynn Kirkpatrick, PhD. Chief Executive Officer	2024	432,042	-	-	-	10,350	442,392
	2023	404,875	-	93,800	-	9,900	508,575
Dave Humphrey Chief Financial Officer	2024	360,917	-	-	-	10,350	371,267
	2023	338,250	-	93,800	-	9,900	441,950
Geoff Birkett Chief Commercial Officer	2024	333,625	-	-	-	10,009	343,634
	2023	312,625	-	70,350	-	9,379	392,354

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock awards and stock option awards granted. This amount has been computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718. This amount does not reflect the actual economic value that will be realized by a named executive officer upon the vesting of the stock awards or stock options, the exercise of the stock options, or the sale of the common stock underlying such awards.

(2)	Amounts shown represent 401(k) matching contributions.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation in 2024

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities and long-term incentive compensation in the form of equity awards, as described below.

Base Salary

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and contributions. Base salaries were initially set at the time each NEO commenced employment with us, are reviewed annually and may be increased based on the individual performance of the NEO, company performance, any change in the executive’s position within our business, the scope of the executive’s responsibilities and any changes thereto. Effective March 1, 2024, the NEO’s annual base salary rates were $435,500 for Dr. Kirkpatrick, $363,800 for Mr. Humphrey and $336,300 for Mr. Birkett. A five percent (5%) cost of living increase was approved for executive officers, effective March 1, 2025.

Annual Performance-Based Bonuses

Each of our NEOs’ performance-based cash bonus opportunity is expressed as a percentage of base salary that can be achieved at a target level by meeting predetermined Company performance objectives established by the Board or the Compensation Committee. The annual bonus for Dr. Kirkpatrick is targeted at 50% of her base salary, and Mr. Humphrey and Mr. Birkett’s annual bonuses are targeted at 30% of their respective base salary. There are no amounts accrued for bonuses as of December 31, 2024.

Long-Term Equity Incentives

In 2021, the Company maintained the Ensysce Biosciences, Inc. 2021 Omnibus Incentive Plan to provide equity-based incentive awards, designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our NEOs. On January 26, 2022, our stockholders approved the 2021 Amended and Restated Plan. All grants effectuated under predecessor equity plans were converted to grants outstanding under the 2021 Amended and Restated Plan. In February 2024, the 2021 Amended and Restated Plan was amended to increase the number of awards that may be granted from 41,139 to 51,626.

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

We do not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards held by our NEOs as of December 31, 2024.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Dr. Lynn Kirkpatrick, PhD.	1/15/2016	74	0	11,484.00	1/15/2026	-	-
	1/4/2017	128	0	6,588.00	1/4/2027	-	-
	2/5/2018	228	0	6,048.00	2/5/2028	-	-
	3/1/2019	183	0	9,324.00	2/28/2029	-	-
	3/15/2019	2	0	9,324.00	3/14/2029	-	-
	2/17/2022	39	17	5,040.00	2/17/2032	-	-
	10/25/2023	6,667	0	17.70	10/25/2033	-	-
Dave Humphrey	2/4/2022	73	4	11,268.00	2/4/2032	-	-
	2/17/2022	16	7	5,040.00	2/17/2032	-	-
	10/25/2023	6,667	0	17.70	10/25/2033	-	-
Geoff Birkett	10/1/2018	6	0	9,324.00	9/30/2028	-	-
	3/1/2019	92	0	9,324.00	2/28/2029	-	-
	2/17/2022	9	5	5,040.00	2/17/2032	-	-
	10/25/2023	5,001	0	17.70	10/25/2033	-	-

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

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs (3)	Average Compensation Actually Paid to Non-PEO NEOs (4)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (5)	Net Income (Loss)
2024	$442,392	$442,392	$357,451	$357,451	$0.01	($7,987,225)
2023	$508,575	$507,187	$417,152	$416,177	$0.09	($10,626,011)
2022	$622,609	$152,787	$573,787	$372,469	$0.80	($25,085,496)

(1)	For all fiscal years presented, the principal executive officer (“PEO”) was our Chief Executive Officer, Dr. Lynn Kirkpatrick.
(2)	The amounts disclosed reflect the following adjustments to the amounts reported in the Summary Compensation Table for the PEO:

Year	Less: Grant Date Value of Equity Awards	Fair Value as of Year End of Awards Granted in the Year and Outstanding and Unvested as of Year End	Change in Fair Value of Awards Granted in Prior Years and Outstanding and Unvested as of Year End	Fair Value as of Vesting Date of Awards Granted and Vested in the Year	Change in Fair Value of Awards Granted in Prior Years that Vested in the Year	Less: Fair Value as of Prior Year End of Awards Forfeited in the Year	Total Adjustments
2024	$-	$-	$-	$-	$-	$-	$-
2023	$(93,800)	$-	$(809)	$93,800	$(579)	$-	$(1,388)
2022	$(214,914)	$1,574	$-	$-	$-	$(256,482)	$(469,822)

(3)	For all fiscal years presented, the Non-PEO NEOs were Dave Humphrey and Geoff Birkett.
(4)	The amounts disclosed reflect the following adjustments to the amounts reported in the Summary Compensation Table for the Non-PEO NEOs:

Year	Less: Grant Date Value of Equity Awards	Fair Value as of Year End of Awards Granted in the Year and Outstanding and Unvested as of Year End	Change in Fair Value of Awards Granted in Prior Years and Outstanding and Unvested as of Year End	Fair Value as of Vesting Date of Awards Granted and Vested in the Year	Change in Fair Value of Awards Granted in Prior Years that Vested in the Year	Less: Fair Value as of Prior Year End of Awards Forfeited in the Year	Total Adjustments
2024	$-	$-	$-	$-	$-	$-	$-
2023	$(82,075)	$-	$(362)	$82,075	$(613)	$-	$(975)
2022	$(246,113)	$997	$-	$43,798	$-	$-	$(201,318)

(5)	Total Shareholder Return is calculated as the sum of (i) the cumulative amount of dividends for the measurement period, assuming reinvestment of all dividends, if any, plus (ii) the cumulative increase or decrease in the price of our common stock each respective year, divided by the price of our common stock at the beginning of the measurement period.

Relationship Between Compensation Actually Paid and Company Total Shareholder Return (“TSR”)

Relationship Between Compensation Actually Paid and Net Income (Loss)

Director Compensation

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors for services rendered to us as of December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Bob Gower	25,000	—	25,000
William Chang	7,500	—	7,500
Andrew Benton	7,500	—	7,500
Steve Martin	15,000	—	15,000
Adam Levin	10,000	—	10,000
Lee Rauch	10,000	—	10,000
Curt Rosebraugh	7,500	—	7,500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock as of March 7, 2025, unless otherwise indicated below.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 7, 2025 but excludes unvested stock options. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 7, 2025. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Percentage ownership calculations for beneficial ownership for each person or entity are based on 1,405,134 shares outstanding as of March 7, 2025. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Ensysce Biosciences, Inc., 7946 Ivanhoe Avenue, Suite 201, La Jolla, California 92037. All share amounts have been adjusted for prior reverse stock splits.

Beneficial Ownership Table

Name and Address of Beneficial Owners	Number of Shares	Percentage
Officers and Directors
Dr. Lynn Kirkpatrick (1)	7,433	*
Geoff Birkett (2)	5,110	*
David Humphrey (3)	6,776	*
Linda Pestano (4)	5,049	*
Andrew Benton (5)	1,365	*
William Chang (6)	733	*
Bob Gower (7)	41,655	2.9%
Adam Levin (8)	1,345	*
Steve R. Martin (9)	1,364	*
Lee Rauch (10)	1,345	*
Curtis Rosebraugh (11)	1,345	*
All directors and named executive officers as a group (eleven individuals)	73,520	5.0%

Greater than 5% Holders
Perceptive Advisors LLC (12)	86,666	6.2%

*	Indicates less than 1%.
(1)	Includes 7,326 shares subject to options.
(2)	Consists of shares subject to options.
(3)	Includes 6,762 shares subject to options.
(4)	Consists of shares subject to options.
(5)	Includes 30 shares subject to options.
(6)	Includes 11 shares subject to options, 209 shares owned directly by Mr. Chang and his wife and 513 shares owned through trusts in which Mr. Chang has sole or shared voting and dispositive power. The business address for Mr. Chang is 520 El Camino Real, 9th Floor, San Mateo, CA 94402.
(7)	Includes 13 shares subject to options, 8,126 shares held directly and 33,516 shares that may be acquired through the exercise of (i) warrants acquired in connection with the October 2023 Securities Purchase Agreement and (ii) warrants acquired in 2022. The business address for Mr. Gower is 101 Westcott, Unit 303, Houston, Texas 77007.
(8)	Consists of shares subject to options.
(9)	Consists of shares subject to options.
(10)	Consists of shares subject to options.
(11)	Consists of shares subject to options.
(12)	Based on a Schedule 13G/A filed with the SEC on February 14, 2025, by Perceptive Advisors LLC, Joseph Edelman, and Perceptive Life Sciences Master Fund, Ltd., which lists the business address for all parties as 51 Astor Place, 10th Floor, New York, NY 10003.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than the agreements and arrangements described under the section entitled “Executive & Director Compensation” and the transactions described below, since January 1, 2024, there has not been and there is not currently proposed, any transaction or series of similar transactions to which (i) we were, or will be, a participant; (ii) the amount involved exceeded, or will exceed, $120,000 or 1% of the average of our total assets at December 31, 2023 and 2024; and (iii) in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Convertible Notes

In the 2023 Notes offering, Bob Gower, our Chairman, purchased an aggregate principal amount of Investor Notes of $216,000 for a purchase price of $200,000 and Investor Warrants that may be exercised for an aggregate of 29,547 shares of common stock. The per share conversion price of the Investor Notes and the per share exercise price of the Investor Warrants is $23.51.

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

Pursuant to its Audit Committee charter, the Audit Committee has the responsibility to review, approve or ratify any Related Person Transactions. During 2024, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities as either a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

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

Item 14. Principal Accountant Fees and Services

On April 10, 2023, the Audit Committee of our Board appointed Moss Adams LLP (“Moss Adams”) as our independent registered public accounting firm to audit our consolidated financial statements beginning with the fiscal year ending December 31, 2023.

The following table sets forth the aggregate fees incurred for our independent registered accounting firm for the fiscal years ended December 31, 2024 and 2023. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described below the table.

	2024	2023
Audit Fees	$409,625	$472,850
Audit-Related Fees	30,500	76,125
Tax Fees	—	—
All Other Fees	—	—
Total	$440,125	$548,975

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

Tax fees. There were no fees billed for tax fees for the fiscal years ended December 31, 2024 and 2023.

All other fees. There were no fees billed for professional services rendered for other compliance purposes for the fiscal years ended December 31, 2024 and 2023.

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

ENSYSCE BIOSCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ensysce Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ensysce Biosciences Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 10, 2025

We have served as the Company’s auditor since 2023.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,502,077	$1,123,604
Unbilled receivable	124,115	97,561
Prepaid expenses and other current assets	1,718,490	1,067,703
Total current assets	5,344,682	2,288,868
Other assets	252,550	419,217
Total assets	$5,597,232	$2,708,085
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,357,079	$1,936,007
Accrued expenses and other liabilities	548,458	542,260
Notes payable and accrued interest	301,660	854,697
Total current liabilities	2,207,197	3,332,964
Long-term liabilities:
Other long-term liabilities	10,096	26,388
Total long-term liabilities	10,096	26,388
Total liabilities	$2,217,293	$3,359,352
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at December 31, 2024 and December 31, 2023	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at December 31, 2024 and December 31, 2023; 1,355,779 and 209,745 shares issued at December 31, 2024 and December 31, 2023, respectively; 1,355,773 and 209,739 shares outstanding at December 31, 2024 and December 31, 2023, respectively	136	21
Additional paid-in capital	133,252,585	121,234,195
Accumulated deficit	(129,544,299)	(121,557,074)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	3,708,422	(322,858)
Noncontrolling interests in stockholders’ deficit	(328,483)	(328,409)
Total stockholders’ equity (deficit)	3,379,939	(651,267)
Total liabilities and stockholders’ equity (deficit)	$5,597,232	$2,708,085

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Federal grants	$5,210,031	$2,230,520
Operating expenses:
Research and development	7,219,437	7,587,473
General and administrative	4,720,728	5,361,234
Total operating expenses	11,940,165	12,948,707

Loss from operations	(6,730,134)	(10,718,187)

Other income (expense):
Loss on conversions and change in fair value of convertible notes	-	146,479
Change in fair value of liability classified warrants	16,292	283,958
Interest expense, net	(1,290,444)	(353,945)
Other income and expense, net	17,277	15,420
Total other income (expense), net	(1,256,875)	91,912
Net loss	$(7,987,009)	$(10,626,275)
Net loss attributable to noncontrolling interests	(74)	(13,201)
Deemed dividend related to warrants down round provision	290	12,937
Net loss attributable to common stockholders	$(7,987,225)	$(10,626,011)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(11.45)	$(70.40)
Weighted average common shares outstanding, basic and diluted	697,686	150,937

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional
	Number of		Paid-In	Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit	interests	Total
Balance on December 31, 2022	35,650	$4	$107,216,615	$(110,931,063)	$(315,208)	$(4,029,652)
Settlement of restricted stock units	4,064	-	-	-	-	-
Settlement of commitment fee	2,964	-	400,000	-		400,000
Conversion of convertible notes	27,240	3	3,056,889	-	-	3,056,892
Public offering	92,109	9	9,049,995	-	-	9,050,004
Stock-based compensation	-	-	879,160	-	-	879,160
Issuance of warrants - debt discount	-	-	1,066,483			1,066,483
Transaction costs associated with public offering	-	-	(447,879)	-	-	(447,879)
Issuance of common stock upon exercise of warrants	47,792	5	(5)	-		-
Reverse split fractional shares	(80)	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	12,937	(12,937)	-	-
Net loss	-	-	-	(10,613,074)	(13,201)	(10,626,275)
Balance on December 31, 2023	209,739	$21	$121,234,195	$(121,557,074)	$(328,409)	$(651,267)
Settlement of restricted stock units	5	-	-	-	-	-
Conversion of convertible notes	49,702	5	1,168,595	-	-	1,168,600
Public offering	236,880	24	1,669,977			1,670,001
Issuance of common stock upon exercise of warrants	139,028	14	2,433,066	-	-	2,433,080
Issuance of common stock upon warrant inducements	720,357	72	8,103,870	-	-	8,103,942
Transaction costs associated with public offering and warrant inducements	-	-	(1,468,131)	-	-	(1,468,131)
Stock-based compensation	-	-	110,723	-	-	110,723
Reverse split fractional shares	62	-	-	-	-	-
Deemed dividend related to warrants down round provision		-	290	(290)	-	-
Net loss		-	-	(7,986,935)	(74)	(7,987,009)
Balance on December 31, 2024	1,355,773	$136	$133,252,585	$(129,544,299)	$(328,483)	$3,379,939

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,987,009)	$(10,626,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	43,927	18,648
Amortization of orginal issue discount and debt issuance costs	1,197,200	326,151
Loss on conversions and change in fair value of convertible notes	-	(146,479)
Change in fair value of liability classified warrants	(16,292)	(283,958)
Stock-based compensation	110,723	879,160
Lease cost	-	(150)
Unbilled receivable	(26,554)	179,260
Prepaid expenses and other assets	(251,965)	1,392,181
Accounts payable	(578,928)	(1,234,287)
Accrued expenses and other liabilities	6,198	(1,284,233)
Net cash used in operating activities	(7,502,700)	(10,779,982)
Cash flows from financing activities:
Proceeds from public offerings, net	1,670,001	9,050,004
Proceeds from warrant exercises	2,433,080	-
Proceeds from warrant inducement, net of issuance costs	8,103,942	-
Transaction costs from public offerings	-	(447,879)
Transaction costs associated with public offering and warrant inducements	(1,468,131)	-
Proceeds from issuance of convertible notes, net	-	1,605,635
Repayment of convertible notes	(485,190)	(1,000,208)
Repayment of financed insurance premiums	(372,529)	(451,668)
Net cash provided by financing activities	9,881,173	8,755,884
Increase (decrease) in cash and cash equivalents	2,378,473	(2,024,098)
Cash and cash equivalents beginning of period	1,123,604	3,147,702
Cash and cash equivalents end of period	$3,502,077	$1,123,604

Supplemental cash flow information:
Income tax payments	$3,200	$3,200
Supplemental disclosure of non-cash investing and financing activities:
Incremental fair value of August 2024 Warrant Inducement	$10,210,616	$-
Incremental fair value of February 2024 Warrant Inducement	$5,167,372	$-
Conversion of convertible notes into common stock	$1,168,600	$3,056,892
Original debt discount from convertible notes	$-	$136,000
Debt discount from warrants issuance	$-	$1,066,483
Issuance cost from convertible notes	$-	$226,503
Financed insurance premiums	$232,155	$445,737
Settlement of commitment fee in shares	$-	$400,000
Deemed dividend related to warrants down round provision	$290	$12,937

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

In December 2024, the Company completed a 1-for-15 reverse split of its outstanding common stock.

All references in these consolidated financial statements to shares and per share amounts in all periods have been retrospectively restated to reflect the effects of both reverse splits noted above. The number of authorized shares and the par value of the shares did not change as a result of the reverse stock splits.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as three and two research and development vendors made up greater than 10% individually, and 74% and 38% in aggregate, of the outstanding accounts payable balance as of December 31, 2024 and 2023, respectively.

Segments

The Company operates and manages its business as one reportable and operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (CODM) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance and does not regularly review expenses or financial results on a more granular level.

Property and Equipment

Property and equipment are fully depreciated as such there is no depreciation expense recognized in the years ended December 31, 2024 and 2023.

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

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

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

As of December 31, 2024 and 2023, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Warrants

The Company issued liability classified warrants in connection with the issuance of the 2021 Notes and 2022 Notes. The warrants were liability classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 8 for additional details of the warrants.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of December 31, 2024 and 2023.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$10,096	$-	$-	$10,096
Total	$10,096	$-	$-	$10,096

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Liability classified warrants	26,388	-	-	26,388
Total	$26,388	$-	$-	$26,388

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the year ended December 31, 2024 (no level 3 assets as of the year ended December 31, 2024):

Liability classified warrants
Fair value, December 31, 2023	$26,388
Change in fair value	(16,292)
Fair value, December 31, 2024	$10,096

Federal Grants

In September 2019, the NIH/NIDA awarded the Company a second research and development grant related to the development of its TAAP/MPAR abuse deterrent technology for Opioid Use Disorder (the “OUD Grant”). The total approved budget was approximately $5.4 million, and the grant period ended August 31, 2024.

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse (“NIDA”) awarded the Company a research and development grant related to the development of its MPAR® overdose prevention technology (the “MPAR Grant”). The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A new multi-year MPAR Grant was awarded by NIH through NIDA in August 2024, providing total funding of $14 million through May 2027. As December 31, 2024, the remaining cash funding under the grant is $1.6 million, covering the period through May 31, 2025.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Year Ended December 31,
	2024	2023
MPAR	$3,086,464	$1,293,238
TAAP/OUD	2,123,567	937,282
Total	$5,210,031	$2,230,520

Amounts requested or eligible to be requested through the NIH payment management system, but for which cash has not been received, are presented as an unbilled receivable on the Company’s consolidated balance sheet. As all amounts are expected to be remitted timely, no valuation allowances are recorded.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Research and Development Costs

The Company’s research and development expenses consist primarily of third-party research and development expenses, consulting expenses, preclinical and clinical studies, and any allocable direct overhead, including facilities and depreciation costs, as well as salaries, payroll taxes, and employee benefits for those individuals directly involved in ongoing research and development efforts. Research and development expenses are charged to expense as incurred. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Year Ended December 31,
	2024	2023
Stock options	38,734	8,784
Warrants	551,287	253,208
Convertible Notes	9,187	78,086
Total	599,208	340,078

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which sets forth improvements to the current segment disclosure requirements in accordance with Topic 280 “Segment Reporting,” including clarifying that entities with a single reportable segment are subject to both new and existing segment reporting requirements. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted the standard with an effective date of January 1, 2024 and the adoption did not have a significant impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on our related disclosures.

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and other Options (Subtopic 470-20) “, which set forth to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options such as clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Prepaid research and development	$1,342,461	$535,474
Prepaid insurance	315,306	441,871
Other prepaid expenses	42,723	72,358
Other current assets	18,000	18,000
Total prepaid expenses and other current assets	$1,718,490	$1,067,703

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2024	2023
Accrued research and development	$324,521	$329,228
Accrued professional fees	88,995	110,202
Other accrued liabilities	134,942	102,830
Total accrued expenses and other liabilities	$548,458	$542,260

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2024, the Company’s commitments included an estimated $12.0 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of December 31, 2024 and 2023, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2025, with no option to renew. As of December 31, 2024, the future lease payments totaled $29,545. The Company recognized total rent expense of $35,217 and $33,747 in the year ended December 31, 2024, and 2023, respectively.

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of December 31, 2024:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	14,368	$230,368
Financed insurance	71,292	-	71,292
Total	$287,292	$14,368	$301,660

The following table provides a summary of the Company’s outstanding debt as of December 31, 2023:

	Principal balance	Accrued interest	Unamortized Debt Discount & Issuance Costs	Net debt balance
2023 Notes	$1,836,000	$13,078	$(1,197,200)	$651,878
Financed insurance	197,249	5,570	-	202,819
Total	$2,033,249	$18,648	$(1,197,200)	$854,697

Interest expense

The interest expense recognized for financed insurance was $8,848 and $14,716 for the year ended December 31, 2024 and 2023, respectively. Interest expense recognized for the 2023 Notes was $1,281,597 and $339,230 for the year-ended December 31, 2024 and 2023, respectively, which consists of amortization of the debt discount and debt issuance costs and accrued interest.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

2023 Notes

On October 23, 2023, the Company entered into a Securities Purchase Agreement (“SPA”) for an aggregate financing of $1.8 million with investors, including $0.2 million with a board member. At the first closing under the SPA, which occurred on October 25, 2023, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 83,714 shares of the Company’s common stock, par value $0.0001 per share in the aggregate. At the second closing under the SPA, which occurred on November 29, 2023, the Company issued to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 167,427 shares of the common stock in the aggregate.

The Company reflected the outstanding principal amount, the remaining unamortized discount (both original issue discount and the relative fair value discount associated with the warrants discussed below) and the remaining debt issuance costs as a net amount on the face of the balance sheet. The amortization of the original debt discount (approximately $0.1 million) and issuance costs (approximately $0.3 million) were recorded as interest expense within the consolidated statements of operations. As of December 31, 2024, the original debt discount and issuance costs were fully amortized to interest expense.

The warrants have an exercise price of $23.5125, the same as the conversion price, and are exercisable for five years following the issuance date. The warrants were equity classified as they are indexed to the Company’s stock and only settleable in shares. The warrants were initially measured at fair value using a Black-Scholes valuation model and were allocated along with the 2023 Notes using the relative fair value method. The initial fair value of $1.1 million allocated to the warrants was considered a debt discount and was amortized to interest expense over the remaining term of the notes. As of December 31, 2024, the discount associated with the warrants was fully amortized to interest expense.

During 2024, the Company converted 49,702 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee as a result of the 2024 February Warrant Inducement (see Note 8) to pay down $0.5 million of the 2023 Notes and incurred $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of December 31, 2024, the remaining amount of the 2023 Notes relates to senior secured convertible promissory notes held by a Company board member (see Note 11).

Financed Insurance Premiums

In June 2024, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments are scheduled from July 2024 through March 2025.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of December 31, 2024, and December 31, 2023, there were no shares of preferred stock issued and outstanding.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Reverse Stock Split

On November 27, 2024, the Company filed an amendment to the Company’s Third Amended and Restated Certificate of Incorporation (as amended to date, the “Certificate of Incorporation”), with the Secretary of State of the State of Delaware to effect a one-for-fifteen (1-for-15) reverse stock split (the “Reverse Stock Split”) of our common stock, par value $0.0001 (the “Common Stock”). The Reverse Stock Split was effective as of 12:01 am on December 6, 2024.

As described in detail in our definitive proxy statement filed with the SEC on October 18, 2024, the Board authorized a 1-for-15 reverse stock split ratio and directed the implementation of the Reverse Stock Split. As a result of the Reverse Stock Split, at the Effective Time, every fifteen (15) shares of our pre-Reverse Stock Split Common Stock will be combined and reclassified into one (1) share of our Common Stock. The post-Reverse Stock Split Common Stock began trading on December 6, 2024, with a new CUSIP number of 293602504. The Reverse Stock Split does not affect any stockholder’s ownership percentage of the Common Stock and does not change our authorized number of shares, alter the par value of the Common Stock or modify any voting rights or other terms of the Common Stock.

The exercise prices, and the number of shares of Common Stock issuable upon exercise of the Company’s warrants automatically adjusted, in accordance with their terms, in proportion to the Reverse Stock Split ratio, and proportionate adjustments were also made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and restricted stock unit awards issued by the Company and outstanding immediately prior to the effective time of the Reverse Stock Split, which resulted in a proportionate decrease in the number of shares of Common Stock reserved for issuance upon exercise or vesting of such stock options and restricted stock unit awards, and a proportionate increase in the exercise price of all such stock options and restricted stock unit awards. Concurrently, the number of shares reserved for issuance under the Company’s Amended and Restated 2021 Omnibus Incentive Plan immediately prior to the effective time of the Reverse Stock Split were reduced proportionately.

No fractional shares were issued in connection with the Reverse Stock Split. In lieu of the issuance of fractional shares, the Company rounded up any fractional shares resulting from the Reverse Stock Split to the nearest whole share. Fractional shares will be rounded up at the participant (per broker) level, with such rounding adjustment subject to each broker’s particular processes.

2024 Registered Direct Offering and 2024 August Warrant Inducement

In August 2024, the Company entered into a definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering, (i) an aggregate of 166,054 shares of common stock, par value $0.0001 per share at an offering price of $7.05 per share, (ii) pre-funded warrants to purchase up to 70,827 shares of common stock, at a price per pre-funded warrant equal to $7.0485, the price per share less $0.0015, for gross proceeds of approximately $1.67 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were subsequently exercised in full and were not outstanding as of December 31, 2024.

The Company also entered into the August Inducement Letter with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 480,234 shares of common stock of the Company originally issued in February 2024, having an exercise price of $15.90 per share, at a reduced exercise price of $7.05 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and have an exercise price of $23.51 per share such that the amended warrants will have a reduced exercise price of $7.05 per share effective upon the closing of the offering and will be exercisable from the date on which stockholder approval is received with respect to the issuance of the shares of common stock issuable upon exercise of such warrants. As the existing November 2023 and February 2024 warrants and their related newly issued warrants upon inducement were equity classified before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $10.2 million as an equity issuance cost.

In a concurrent private placement, pursuant to the terms of the August Inducement Letter and Securities Purchase Agreement, the Company utilized an exclusive placement agent for the 2024 Registered Direct Offering and 2024 August Warrant Inducement and incurred approximately $0.6 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 50,200 shares of Common Stock. The placement agent warrants expire on August 28, 2029, and have an exercise price of $8.81 per share of Common Stock. The warrants will become exercisable upon stockholder approval and contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

2024 February Warrant Inducement

In February 2024, the Company executed an Inducement Letter with certain holders of existing warrants to purchase up to an aggregate of 240,120 shares of the Company’s common stock issued to the holders in connection with the 2023 May Offering. Pursuant to the Inducement Letter, the holders agreed to exercise for cash their existing warrants to purchase an aggregate of 240,120 shares of Common Stock at a reduced exercise price of $15.90 per share in consideration of the Company’s agreement to issue new unregistered Series A Warrants (the “Series A Warrants”) to purchase up to 240,120 shares of Common Stock and new unregistered Series B Warrants (the “Series B Warrants”) to purchase up to 240,120 shares of Common Stock (collectively, the “New Warrant Shares”). The Series A Warrants have an exercise price of $15.90 per share and have a term equal to eighteen months from the date of issuance. The Series B Warrants have an exercise price of $15.90 per share and will expire on May 12, 2028. The gross proceeds to the Company from the exercise of the warrants were approximately $4.7 million, prior to deducting placement agent fees and estimated offering expenses. As the existing warrants and the new warrants were equity classified before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $5.2 million as an equity issuance cost.

In connection with the execution of the Inducement Letter, the Company executed a waiver related to the 2023 Notes’ SPA it had entered into as of October 23, 2023. The SPA contained restrictions on the Company’s ability to undertake certain transactions, which included the execution of the Inducement Letter. The Waiver permitted the Company to execute the Inducement Letter but required repayment of the certain investor held notes issued under the SPA with a premium following closing of the transaction contemplated thereby. Refer to Note 7 for the details of the waiver fee and the application of the amounts to the outstanding notes and as a transaction cost of the warrant inducement.

The Company utilized an exclusive placement agent for the 2024 Warrant Inducement and incurred approximately $0.3 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 16,811 shares of Common Stock, equal to 7.0% of the aggregate number of shares of Common Stock (or warrants) placed in the transaction. The placement agent warrants expire on May 12, 2028, and have an exercise price of $24.56 per share of Common Stock (equal to 125% of the reduced exercise price per Existing Warrant). The closing of the offering occurred on February 14, 2024.

2023 May Offering

On May 12, 2023, the Company completed a public offering of an aggregate of 120,059 shares of its common stock at par value $0.0001 per share (including pre-funded warrants in lieu thereof) at a combined offering price of $58.305 per share, gross proceeds from this offering were approximately $7.0 million before the deduction of placement agent fees and related costs of $0.7 million. The warrants issued in connection with the 2023 May Offering are described further below.

In connection with the offering, the Company also agreed to amend certain existing warrants to purchase up to an aggregate of 14,006 shares of the Company’s common stock that were previously issued in September 2021 through December 2022 to purchasers in the offering at exercise prices ranging from $252.00 to $2,808.00 per share, such that effective upon the closing of the offering, the amended warrants had a reduced exercise price of $54.60 per share at an additional offering price of $1.875 per amended warrant.

2023 February Offering

On February 2, 2023, the Company agreed to issue and sell in a registered direct offering an aggregate of 19,842 shares of common stock of the Company, par value $0.0001 per share, at an offering price of $151.20 per share, for gross proceeds of approximately $3.0 million before the deduction of placement agent fees and related costs of $0.3 million. The closing occurred on February 6, 2023. The warrants issued in connection with the 2023 February Offering are described further below.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of December 31, 2024:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	1,913,906	$7.05 - $8.8125	August 2024 Warrants	Equity
(b)	16,811	$24.56	February 2024 Warrants	Equity
(c)	162,881	$7.05 - $23.51	2023 Notes Warrants	Equity
(d)	73,474	$54.56 - $41,400	Other Warrants	Equity & Liability
	2,167,072

(a)	On August 29, 2024, in connection with the 2024 Registered Direct Offering and 2024 August Warrant Inducement, the Company issued equity classified warrants to purchase 1,964,658 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2024 Registered Direct Offering and the 2024 August Warrant Inducement. The 1,914,466 investor warrants have an exercise price of $7.05 per share and are exercisable from the date on which stockholder approval is received. One half of the warrants will expire eighteen months after they are exercisable, and the other half will expire five years after they are exercisable. The 50,200 placement agent warrants have an exercise price of $8.8125 per share, are exercisable upon stockholder approval and expire August 28, 2029. In December 2024, 50,760 investor warrants were exercised.

(b)

On February 12, 2024, the Company issued 497,042 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 February warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $15.90 per share and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $24.56 per share and expire on May 12, 2028. In connection with the 2024 August Warrant Inducement, 480,234 warrants were exercised. As of December 31, 2024, the placement agents remain outstanding.

(c)

On October 25, 2023, and November 28, 2023, the Company issued warrants to purchase 83,714 shares and 167,427 shares, respectively. The warrants were immediately exercisable with an exercise price of $23.51 per share and expire on October 25, 2028, and November 28, 2028, respectively. In January 2024, a holder of the warrants exercised 88,261 warrants at an exercise price of $23.51 per share. In August 2024, an inducement letter was issued to a holder of 133,334 warrants to reduce the exercise price from $23.51 to $7.05 per share.

(d)	At various dates from the Closing of the Business Combination through September 30, 2023, the Company assumed or issued a total of 73,474 warrants to provide holders the right to purchase common stock at exercise prices ranging from $54.60 - $41,400 per share. A total of 2,778 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. A total of 2,901 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire beginning June 30, 2026, through August 7, 2028

NOTE 9 - STOCK-BASED COMPENSATION

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan. In February 2024, the Company’s Board approved an annual increase of 10,487 shares available for future grant under the 2021 Omnibus Plan.

The Company recognized within general and administrative expense stock-based compensation expense of $75,494 and $627,406 for the year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, the company recognized within research and development expense stock-based compensation expense of $35,229 and $251,754, respectively.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

Option Activity

During the year ended December 31, 2024, the Company did not grant any stock options. During the year ended December 31, 2023, the Company granted stock options to purchase an aggregate of 37,000 shares of common stock to employees and members of the board of directors. The options vested immediately and have an exercise price of between $16.95 and $17.70 per share.

The following table summarizes the Company’s stock option activity during the year ended December 31, 2024:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2023	38,785	$501.65	9.57	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at December 31, 2024	38,785	501.65	8.58	-
Exercisable at December 31, 2024	38,734	493.54	-	-
Vested and expected to vest	38,785	501.65	8.58	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows (no stock options were granted during the year ended December 31, 2024):

December 31, 2023
Exercise price	$16.95 - 17.70
Expected stock price volatility	106.77% - 106.82%
Expected term (years)	5.00
Risk-free interest rate	4.62% - 4.89%
Expected dividend yield	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of comparable publicly traded companies within the Company’s industry that the Company considers comparable to the Company’s business over a period approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The weighted-average grant date fair value of options granted during the year ended December 31, 2023 was $13.98.

As of December 31, 2024, the Company had an aggregate of $27,860 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 0.75 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2024
Awards outstanding under the 2021 Omnibus Incentive Plan	38,785
Awards available for future grant under 2021 Omnibus Incentive Plan	10,596
Warrants outstanding	2,167,072
Total shares of common stock reserved for future issuance	2,216,453

NOTE 10 - INCOME TAXES

Loss before provision for income taxes consisted of the following:

	Year ending December 31,
	2024	2023
United States	$(7,987,009)	$(10,626,275)

The federal and state income tax provision (benefit), included in general and administrative expenses in the Consolidated Statement of Operations, is summarized as follows:

	Year ending December 31,
	2024	2023
Current state provision	$3,300	$3,200

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2024	2023
Income (benefit) taxes at statutory rates	$(1,677,271)	$(2,231,518)
State income tax, net of federal benefit	(62,342)	(77,243)
Warrants and convertible debt	(3,421)	(90,392)
Nondeductible executive compensation	17,325	2,107
Stock based compensation	22,633	580,823
Research and development tax credits	(428,675)	(629,239)
Expiring attributes	183,912	-
Change in tax rates	(296)	(3,848)
Other	11,282	77,162
Change in valuation allowance	1,936,853	2,372,148
Total	$-	$-

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s deferred tax assets were comprised of the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss tax carryforwards	$29,728,009	$28,485,164
Tax credits	5,212,263	4,793,138
Capitalized research costs	4,655,425	4,368,767
Stock-based compensation	729,318	746,444
Other	36,630	31,279
	40,361,645	38,424,792
Valuation allowance	(40,361,645)	(38,424,792)
Total deferred tax assets	-	-
Deferred tax liabilities:
Other	-	-
Total deferred tax liabilities	-	-
Net deferred tax assets	$-	$-

As of December 31, 2024, the Company had federal and California net operating loss (NOL) carryforwards of $116.4 million and $75.6 million, respectively, net of the NOLs that will expire due to Internal Revenue Code (IRC) Section 382 limitations. The federal net operating losses generated in 2018 and after of $34.9 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal net operating losses generated prior to 2018 of $81.6 million will begin to expire in 2025 unless previously utilized. The California NOL carryforwards will begin to expire in 2028, unless previously utilized.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

In addition, as of December 31, 2024, the Company had federal and state research and development (R&D) tax credit carryforwards of $5.6 million and $1.7 million, respectively. The federal tax credit carryforwards will begin to expire in 2025 unless previously utilized. The California research tax credits do not expire.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. Although the Company has not completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2024, the Company estimates that approximately $1.5 million of tax benefits related to NOL and R&D carryforwards acquired in 2015 will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company’s operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D credit carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year ending December 31,
	2024	2023
Balance at beginning of year	$1,685,360	$1,428,261
Increases related to current year tax positions	141,023	128,404
Increases related to prior year tax positions	1,054	128,695
Decreases related to prior year tax positions	(444)	-
Balance at end of year	$1,826,993	$1,685,360

As of December 31, 2024 and 2023, the Company had unrecognized tax benefits of $1.8 million and $1.7 million, respectively. Due to the existence of the valuation allowance, none of the unrecognized tax benefits would affect the effective tax rate. The Company’s policy is to recognize interest and penalties from uncertain tax positions in income tax expense. The Company did not record any interest or penalties for the years ended December 31, 2024 or 2023 and had no accrued interest on the consolidated balance sheets as of December 31, 2024 or 2023. The Company does not anticipate that the total amount of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2021 and state and local income tax examinations before 2020. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not currently under examination by the Internal Revenue Service or any state or local tax authority.

NOTE 11 - RELATED PARTIES

As of December 31, 2024, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 29,547 warrants exercisable for common stock at $23.51 per share issued to a board member in connection to the issuance of the 2023 Notes. On April 25, 2024, the Company and the board member entered into a forbearance agreement that will expire on April 25, 2025. Upon termination of the forbearance period, the Company will owe the remaining outstanding principal balance together with unpaid interest. The Company may pay the notes in full at any time prior to the conclusion of the forbearance period.

NOTE 12 - SUBSEQUENT EVENTS

In January 2025, the Company issued 49,361 shares of common stock for $0.3 million upon exercise of August 2024 warrants issued.

In January 2025, the Company entered into a product development and supply agreement with Galephar Pharmaceutical Research, Inc., a Puerto Rico specialty drug manufacturer (“Galephar”). Galephar will support the development, manufacture, packaging and testing of the Company’s PF614 and PF614-MPAR drug products for use in clinical trials and potential future commercial launch. The Company will pay Galephar upon achievement of defined milestones at up to 1.2 times Galephar’s costs, subject to a cap. Payment will be in the form of common stock at fifty percent (50%) restricted shares and fifty percent (50%) freely tradeable registered shares, with the number of shares to be issued by the Company determined by the trailing five-day average closing price of the Company’s common stock upon achievement of each milestone. In addition, the Company will issue up to 13,801 shares (1% of shares outstanding upon signing of agreement) of restricted common stock to Galephar with vesting in three tranches through completion of defined milestones.

Exhibit Index

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated January 31, 2021, by and among Leisure Acquisition Corp., Ensysce Biosciences, Inc. and EB Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
3.1(a)	Third Amended and Restated Certificate of Incorporation of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K on July 7, 2021).
3.1(b)	Certificate of amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) filed with the registrant’s Registration Statement on Form S-1 (File No. 333-268038) on October 28, 2022)
3.1(c)	Certificate of Second Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 27, 2022)
3.1(d)	Certificate of Designation of the Series A Preferred Stock of Ensysce Biosciences, Inc., dated February 1, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form 8-A, filed on February 1, 2023, File No. 000-56516)
3.1(e)	Certificate of Amendment to Certificate of Designation of the Series A Preferred Stock of Ensysce Biosciences, Inc., dated February 7, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A/A (Amendment No. 1), filed on February 7, 2023, File No. 000-56516)
3.2(a)	Amended and Restated Bylaws of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.2 filed with the registrant’s Current Report on Form 8-K on July 7, 2021)
3.2(b)	Amendment to Amended and Restated Bylaws of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.2(b) filed with the registrant’s Current Report on Form 8-K on October 15, 2024)
4.1	Warrant Agreement, dated December 1, 2017, between the Leisure Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)
4.2	Investor Rights Agreement between Ensysce Biosciences, Inc. and the Investors listed on the signature pages thereto dated as of May 11, 2018 (incorporated by reference to Exhibit 4.6 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
4.3	Form of Warrant Certificate issued to previous holders of Private Placement Warrants and other private warrants (incorporated by reference to Exhibit 4.8 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
4.4	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
4.5	Form of Common Stock Purchase Warrant issued by Ensysce Biosciences, Inc. pursuant to and in accordance with a 2022 Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K on August 9, 2022)
4.6	Form of warrant delivered by Ensysce Biosciences, Inc. in December 2022 in connection with an underwritten offering (incorporated by reference to Exhibit 4.10 filed with the registrant’s Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed December 8, 2022)
4.7	Form of pre-funded warrant delivered by Ensysce Biosciences, Inc. in December 2022 in connection with an underwritten offering (incorporated by reference to Exhibit 4.11 filed with the registrant’s Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed December 8, 2022)
4.8	Form of warrant issued in connection with a private placement conducted concurrently with a public offering (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on February 7, 2023)
4.9	Form of warrant issued to a placement agent or its designees in connection with a private placement conducted concurrently with a public offering (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K on February 7, 2023)
4.10	Form of common warrant (incorporated by reference to Exhibit 4.12 filed with the registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-271480) on May 17, 2023)
4.11	Form of pre-funded warrant (incorporated by reference to Exhibit 4.13 filed with the registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-271480) on May 17, 2023)
4.12	Form of placement agent warrant (incorporated by reference to Exhibit 4.14 filed with the registrant’s Post-Effective Amendment on Form S-1 (File No. 333-271480) on May 17, 2023)
4.13	Form of warrants amended in connection with the execution of a Securities Purchase Agreement on May 10, 2023 (incorporated by reference to Exhibit 4.15 filed with the registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-271480) on May 17, 2023)
4.14	Form of common warrant issued in October 2023 and November 2023 (incorporated by reference to Exhibit 4.16 filed with the registrant’s Registration Statement on Form S-1 (File No. 333-275456) on November 9, 2023)
4.15	Form of October 2023 Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.6 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023).
4.16	Form of Series A/B common stock purchase warrant issued February 14, 2024 (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
4.17	Form of placement agent warrant issued February 14, 2024 (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
10.1	Registration Rights Agreement, dated December 1, 2017, among Leisure Acquisition Corp. and certain securityholders (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)
10.2	Warrant Purchase Agreement, dated December 1, 2017, between Leisure Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)

96

10.3(a)	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.8 filed with the registrant’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.3(b)	Form of Indemnification Agreement executed by each of the Ensysce directors and executive officers (incorporated by reference to Exhibit 10.6 filed with the registrant’s Form 10-Q initially filed on November 15, 2021)
10.4+	Executive Employment Agreement, by and between the Company and Dr. Lynn Kirkpatrick, dated September 14, 2021 (incorporated by reference to Exhibit 10.44 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021)
10.5	Agreement and Plan of Merger by and among the Signature Therapeutics, Inc., Signature Acquisition Corp. and the Company dated December 28, 2015 (incorporated by reference to Exhibit 10.21 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.6+	Executive Employment Agreement, by and between the Company and Geoffrey Birkett, dated August 21, 2021 (incorporated by reference to Exhibit 10.45 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021)
10.7+	Employment Agreement between the Company and David Humphrey dated February 11, 2021 (incorporated by reference to Exhibit 10.26 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.8+	Amendment to Offer Letter between the Company and David Humphrey dated February 23, 2021 (incorporated by reference to Exhibit 10.27 filed with the the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.9(a)+	Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit Notes filed with the registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.9(b)+	Amended and Restated 2021 Omnibus Incentive Plan Form of Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.22(a) filed with the registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.10†

Technology Transfer Agreement by and among the Company, Covistat, Inc., Mucokinetica, Ltd., Roderick Hall and Peter Cole dated August 5, 2020 (incorporated by reference to Exhibit 10.30, filed on April 16, 2021 in an amendment to the registrant’s Registration Statement on Form S-4 (File No.333-254279))

10.11	Manufacturing Agreement between Recro Gaineville LLC and the Company dated September 11, 2019 (incorporated by reference to Exhibit 10.35 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.12(a)	Form of Exchange Agreement between Leisure Acquisition Corp. and the holders of Private Placement Warrants (incorporated by reference to Exhibit 10.36(a) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.12(b)	Form of Exchange Agreement to be entered into by the Company with each of the Sponsors and the Strategic Investor (incorporated by reference to Exhibit 10.36(b) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.13(a)†	Securities Purchase Agreement, dated September 24, 2021 by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.13(b)	Registration Rights Agreement, dated September 24, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.13(c)	Subsidiary Guarantee, dated September 24, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)

97

10.13(d)†	Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.13(e)	Patent Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.13(f)	Letter Agreement, dated December 27, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K initially filed on December 27, 2021)
10.13(g)	Second Letter Agreement, dated January 16, 2022, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.7 filed with the registrant’s Current Report on Form 8-K initially filed on January 18, 2022)
10.14(a)	Securities Purchase Agreement, dated June 30, 2022, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(b)	Registration Rights Agreement, dated June 30, 2022, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(c)	Subsidiary Guarantee, dated June 30, 2022, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(d)	Security Agreement, dated June 30, 2022, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(e)	Patent Security Agreement, dated June 30, 2022, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(f)	Letter Agreement, dated January 12, 2023, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.6 filed with the registrant’s Current Report on Form 8-K on January 13, 2023)
10.15	October 2023 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.17	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.18	Form of Security Agreement (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.19	Form of Patent Security Agreement (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.20	Form of Inducement Letter Agreement, dated as of February 12, 2024 (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
10.21	Form of Waiver, dated February 12, 2024, under the Securities Purchase Agreement dated October 23, 2023 ((incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
10.22	Product Development and Commercial Manufacturing Supply Master Services Agreement with Galephar Pharmaceutical Research, Inc. (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 4, 2025)
14	Company’s Code of Business Conduct (incorporated by reference to Exhibit 14 filed with the registrant’s Annual Report on Form 10-K (File No. 001-38306) on March 30, 2023)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with the Registration Statement on Form S-1 (333-268038) filed on October 28, 2022)
23.1*	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm
31.1*++	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*++	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy relating to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97 filed with the registrant’s Annual Report on Form 10-K (File No. 001-38306) on March 15, 2024)
(101)	Interactive Data File
(104)	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain schedules (or similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or 601(b)(2), as applicable. The registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.
+	Denotes compensatory plans or arrangements or management contracts.
++	This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Ensysce for purposes of Section 18 or any other provisions of the Exchange Act.

Item 16. Form 10-K Summary.

Not applicable.

98

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, State of California, on March 10, 2025.

ENSYSCE BIOSCIENCES, INC.

By:	/s/ Dr. Lynn Kirkpatrick
Name:	Dr. Lynn Kirkpatrick
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 10, 2025.

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

99