Form 10-Q
period 2025-03-31
Ensysce Biosciences, Inc.
filed 2025-05-13
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Registrant had 2,370,698 shares of common stock outstanding as of May 8, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	our ability to continue as a going concern for the next twelve months;

●	the risk that our lead product candidate PF614 and PF614-MPAR may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for our research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Quarterly Report on Form 10-Q;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

i

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or establish and maintain effective internal controls over financial reporting;

●	the risk that our common stock will be delisted from Nasdaq;

●	the risk that we may not be able to maintain compliance with applicable listing standards of Nasdaq;

●	potential litigation associated with the Business Combination Transactions;

●	other factors disclosed in this Quarterly Report on Form 10-Q; and

●	other factors beyond our control.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on Ensysce’s current expectations and beliefs concerning future developments and their potential effects on Ensysce. There can be no assurance that future developments affecting Ensysce will be those that Ensysce has anticipated. These forward-looking statements involve risks, uncertainties (some of which are beyond Ensysce’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, the occurrence of the events described in the “Risk Factors” in our Annual Report on Form 10-K may adversely affect Ensysce. Ensysce will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

GLOSSARY

Definitions:
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021, and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan (“Plan”)
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.5 million, sold in two closings on June 30, 2022, and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023, and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
2024 February Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Warrant Inducement	The Company’s August 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
August Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 480,234 shares of the Company’s common stock (issued in February of 2024) to reduce the exercise price from $15.90 per share to $7.05 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and had an exercise price of $23.51 per share such that the amended warrants have a reduced exercise price of $7.05 per share.
2025 Registered Direct Offering	A definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering
2025 March Warrant Offering	An agreement by the Company to issue and sell unregistered warrants of Common Stock, Series A-5, and Series A-6 warrants to purchase shares of Common Stock
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
Ensysce	Ensysce Biosciences, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
Investor Notes	The 2021 Notes, 2022 Notes and 2023 Notes, collectively.
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 1,467 shares of our common stock at a weighted average exercise price of $40,888.50 per share
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.

iii

Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
Registered Direct Offering	August 2024 registered direct offering of common stock (236,880 shares), private placement warrants (to purchase up to 473,760 shares) and the cash exercise of certain existing warrants (480,234 warrant shares) at a reduced price and the issuance of new warrants (to purchase up to 1,440,701 shares).
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, in September 2021, June 2022, October 2023, August 2024, or March 2025, as the context dictates, by and between Ensysce and the institutional investors party thereto
Signature	Signature Therapeutics Inc.
SPA	The Securities Purchase Agreement, in September 2021, June 2022, October 2023, August 2024, or March 2025, as the context dictates, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

iv

v

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,052,491	$3,502,077
Unbilled receivable	22,002	124,115
Prepaid expenses and other current assets	1,326,498	1,718,490
Total current assets	4,400,991	5,344,682
Other assets	210,883	252,550
Total assets	$4,611,874	$5,597,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$615,295	$1,357,079
Accrued expenses and other liabilities	888,498	548,458
Notes payable and accrued interest	257,383	301,660
Total current liabilities	1,761,176	2,207,197
Long-term liabilities:
Other long-term liabilities	130,180	10,096
Total long-term liabilities	130,180	10,096
Total liabilities	$1,891,356	$2,217,293
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at March 31, 2025 and December 31, 2024	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at March 31, 2025 and December 31, 2024; 1,644,734 and 1,355,779 shares issued at March 31, 2025 and December 31, 2024, respectively; 1,644,728 and 1,355,773 shares outstanding at March 31, 2025 and December 31, 2024, respectively	165	136
Additional paid-in capital	134,538,708	133,252,585
Accumulated deficit	(131,489,872)	(129,544,299)
Total Ensysce Biosciences, Inc. stockholders' equity	3,049,001	3,708,422
Noncontrolling interests in stockholders' deficit	(328,483)	(328,483)
Total stockholders’ equity	2,720,518	3,379,939
Total liabilities and stockholders' equity	$4,611,874	$5,597,232

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Federal grants	$1,319,772	$305,722
Operating expenses:
Research and development	1,885,528	778,904
General and administrative	1,401,756	1,369,782
Total operating expenses	3,287,284	2,148,686

Loss from operations	(1,967,512)	(1,842,964)

Other income (expense):
Change in fair value of liability classified warrants	9,916	8,955
Interest expense, net	(3,856)	(1,248,065)
Other income and expense, net	15,879	(34,489)
Total other income (expense), net	21,939	(1,273,599)
Net loss	$(1,945,573)	$(3,116,563)
Net loss attributable to noncontrolling interests	-	(74)
Deemed dividend related to warrants down round provision	-	290
Net loss attributable to common stockholders	$(1,945,573)	$(3,116,779)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(1.39)	$(8.21)
Weighted average common shares outstanding, basic and diluted	1,401,144	379,634

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2023	209,739	$21	$121,234,195	$(121,557,074)	$(328,409)	$(651,267)
Settlement of restricted stock units	5	-	-	-	-	-
Conversion of convertible notes	49,702	5	1,168,595	-	-	1,168,600
Issuance of common stock upon exercise of warrants	88,262	9	2,075,210	-	-	2,075,219
Issuance of common stock upon inducement of warrants	140,908	14	4,718,281	-	-	4,718,295
Transaction costs associated with warrant inducement	-	-	(806,862)	-	-	(806,862)
Stock-based compensation	-	-	33,207	-	-	33,207
Reverse stock-split rounding adjustment	(4)	-	-	-	-	-
Deemed dividend related to warrants down round provision	-	-	290	(290)	-	-
Net loss	-	-	-	(3,116,489)	(74)	(3,116,563)
Balance on March 31, 2024	488,612	$49	$128,422,916	$(124,673,853)	$(328,483)	$3,420,629

Balance on December 31, 2024	1,355,773	$136	$133,252,585	$(129,544,299)	$(328,483)	$3,379,939
Public offering	239,594	24	1,099,982	-	-	1,100,006
Issuance of common stock upon exercise of warrants	49,361	5	347,990	-	-	347,995
Transaction costs associated with public offering	-	-	(204,193)	-	-	(204,193)
Consultant compensation	-	-	26,093	-	-	26,093
Stock-based compensation	-	-	16,251	-	-	16,251
Net loss	-	-	-	(1,945,573)	-	(1,945,573)
Balance on March 31, 2025	1,644,728	$165	$134,538,708	$(131,489,872)	$(328,483)	$2,720,518

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,945,573)	$(3,116,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	2,947	27,283
Amortization of original issue discount and debt issuance costs	-	1,171,465
Change in fair value of liability classified warrants	(9,916)	(8,955)
Consultant compensation	46,093	-
Stock-based compensation	16,251	33,207
Changes in operating assets and liabilities:
Unbilled receivable	102,113	1,337
Prepaid expenses and other assets	433,659	(86,697)
Accounts payable	(741,784)	(1,295,655)
Accrued expenses and other liabilities	388,798	(133,825)
Net cash used in operating activities	(1,707,412)	(3,408,403)
Cash flows from financing activities:
Proceeds from public offerings	1,100,006	-
Proceeds from warrant exercises	347,995	2,075,219
Proceeds from warrant inducement, net of issuance costs	-	4,718,295
Transaction costs from public offerings	(142,950)	-
Transaction costs associated with warrant inducements	-	(465,494)
Repayment of convertible notes	-	(485,190)
Repayment of financed insurance premiums	(47,225)	(153,682)
Net cash provided by financing activities	1,257,826	5,689,148
Increase (decrease) in cash and cash equivalents	(449,586)	2,280,745
Cash and cash equivalents beginning of period	3,502,077	1,123,604
Cash and cash equivalents end of period	$3,052,491	$3,404,349

Supplemental disclosure of non-cash investing and financing activities:
Incremental fair value of February 2024 Warrant Inducement	$-	$5,167,372
Conversion of convertible notes into common stock	$-	$1,168,600
Transaction costs from warrant inducement	$-	$341,368
Transaction costs from public offerings	$61,243	$-
Deemed dividend related to warrants down round provision	$-	$290

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as two and three research and development vendors made up greater than 10% individually, and 43% and 74% in aggregate, of the outstanding accounts payable balance as of March 31, 2025, and December 31, 2024, respectively.

Segments

The Company operates and manages its business as one reportable and operating segment. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM is the Chief Executive Officer, who reviews consolidated financial information on a company-wide basis for purposes of allocating resources and assessing financial performance and does not regularly review expenses or financial results on a more granular level.

Property and Equipment

Property and equipment are fully depreciated as such there is no depreciation expense recognized in the three months ended March 31, 2025, and 2024.

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

As of March 31, 2025, and December 31, 2024, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

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

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of March 31, 2025, and December 31, 2024.

	March 31, 2025
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$180	$-	$-	$180
Total	$180	$-	$-	$180

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$10,096	$-	$-	$10,096
Total	$10,096	$-	$-	$10,096

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the year ended March 31, 2025 (no level 3 assets as of the year ended March 31, 2025):

Liability classified warrants
Fair value, December 31, 2024	$10,096
Change in fair value	(9,916)
Fair value, March 31, 2025	$180

Federal Grants

In September 2018, the National Institutes of Health (“NIH”) through the National Institute on Drug Abuse (“NIDA”) awarded the Company a research and development grant related to the development of its MPAR® overdose prevention technology (the “MPAR Grant”). The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A new multi-year MPAR Grant was awarded by NIH through NIDA in August 2024, providing total funding of $14 million through May 2027. As March 31, 2025, the remaining cash funding under the grant is $9.2 million.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended March 31,
	2025	2024
MPAR	$1,319,772	$-
TAAP/OUD	-	305,722
Total	$1,319,772	$305,722

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

 Earnings (loss) per Share

The basic earnings (loss) per share is calculated by dividing the Company’s net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per share is calculated by dividing the Company’s net earnings attributable to common stockholders by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method and the average stock price during the period.

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended March 31,
	2025	2024
Stock options	40,518	38,754
Warrants	2,766,802	649,017
Convertible Notes	2,265	9,187
Consultant Shares	4,600	-
Total	2,814,185	696,958

Recently Issued Accounting Pronouncements

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2025	December 31, 2024
Prepaid research and development	$765,211	$1,342,461
Prepaid insurance	250,249	315,306
Other prepaid expenses	88,340	42,723
Other current assets	222,698	18,000
Total prepaid expenses and other current assets	$1,326,498	$1,718,490

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accrued research and development	$506,366	$324,521
Accrued professional fees	202,365	88,995
Other accrued liabilities	179,767	134,942
Total accrued expenses and other liabilities	$888,498	$548,458

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2025, the Company’s commitments included an estimated $7.9 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of March 31, 2025, and 2024, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Consultant Dispute

In April 2025, the Company entered into an agreement with a former independent contractor to resolve a dispute over payment. The Company denied the allegations but agreed to settle the matter. As of March 31, 2025, the Company adjusted the liability recorded to reflect a total settlement value of $0.2 million, with 20,000 shares to be issued as consultant compensation.

Galephar Agreement

In January 2025, the Company entered into a product development and supply agreement with Galephar Pharmaceutical Research, Inc., a Puerto Rico specialty drug manufacturer (“Galephar”), to support the development, manufacture, packaging and testing of the Company’s PF614 and PF614-MPAR drug products for use in clinical trials and potential future commercial launch.

Upon signing, the Company committed to issue 13,801 restricted shares of common stock (approximately 1% of shares outstanding), subject to vesting in three tranches upon achievement of specific operational and regulatory milestones. The Company accounts for this share grant as nonemployee share-based compensation under ASC 718. One-third of the shares vested immediately upon grant, and the remaining two-thirds will vest as services are performed. During the three months ended March 31, 2025, the Company recognized $25,806 of stock-based compensation related to the one-third immediate vesting of 4,600 shares upon grant date. As March 31, 2025, no shares have been issued.

The agreement also provides for milestone-based payments, to be settled in common stock (50% restricted, 50% freely tradeable), based on the trailing five-day average closing price at the time of each milestone achievement. Share-based expense for these milestone grants will be recognized as services are rendered. These awards are liability-classified until shares are issued, at which point they will be reclassified to equity. During the three months ended March 31, 2025, the Company recognized $20,000 of research and development stock-based compensation to be settled in shares that was related to milestone progression and is accrued under accrued expenses and other liabilities in the consolidated balance sheet. As of March 31, 2025, no shares have been issued.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2025, with no option to renew. As of March 31, 2025, the future lease payments totaled $20,681. The Company recognized total rent expense of $9,088 and $8,747 in the three months ended March 31, 2025, and 2024, respectively.

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of March 31, 2025:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$17,315	$233,315
Financed insurance	24,068	-	24,068
Total	$240,068	$17,315	$257,383

The following table provides a summary of the Company’s outstanding debt as of December 31, 2024:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$14,368	$230,368
Financed insurance	71,292	-	71,292
Total	$287,292	$14,368	$301,660

Interest expense

The interest expense recognized for financed insurance was $909 and $1,944 for the three months ended March 31, 2025 and 2024, respectively. Interest expense recognized for the 2023 Notes was $2,947 and $1,246,121 for the three months ended March 31, 2025, and 2024, respectively, which consists of amortization of the debt discount and debt issuance costs and accrued interest.

2023 Notes

In October 2023, the Company entered into a Securities Purchase Agreement (“SPA”) for an aggregate financing of $1.8 million with investors, including $0.2 million with a board member. At the first closing under the SPA, which occurred on October 25, 2023, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 83,714 shares of the Company’s common stock, par value $0.0001 per share in the aggregate. At the second closing under the SPA, which occurred on November 29, 2023, the Company issued to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 167,427 shares of the common stock in the aggregate.

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

During 2024, the Company converted 49,702 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee as a result of the 2024 February Warrant Inducement (see Note 8) to pay down $0.5 million of the 2023 Notes and incurred $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of March 31, 2025, the remaining amount of the 2023 Notes relates to senior secured convertible promissory notes held by a Company board member (see Note 10).

Financed Insurance Premiums

In June 2024, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments commenced from July 2024, and the final installment was paid on April 1, 2025. The interest expense recognized for financed insurance was $909 and $1,944 for the three months ended March 31, 2025, and 2024, respectively.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of March 31, 2025, and December 31, 2024, there were no shares of preferred stock issued and outstanding.

 2025 Registered Direct Offering and 2025 March Warrant Offering

In March 2025, the Company entered into a definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering, (i) an aggregate of 239,594 shares of common stock, par value $0.0001 per share at an offering price of $3.49 per share, (ii) pre-funded warrants to purchase up to 75,594 shares of common stock, at a price per pre-funded warrant equal to $3.4899, the price per share less $0.0001, for gross proceeds of approximately $1.1 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were fully exercised as of March 31, 2025, and the related common shares were issued in April 2025.

In a concurrent private placement, pursuant to the terms of the Securities Purchase Agreement, the Company also agreed to issue and sell unregistered warrants to purchase up to 315,188 shares of Common Stock (the “Series A-5 Warrants”), and Series A-6 warrants to purchase up to 315,188 shares of Common Stock (the “Series A-6 Warrants”), to purchase up to an aggregate 630,376 shares of Common Stock. The warrants have an exercise price of $3.24 per share and are exercisable immediately. The Series A-5 Warrants will expire eighteen (18) months after issuance and the Series A-6 Warrants will expire five (5) years after issuance.

2024 Registered Direct Offering and 2024 August Warrant Inducement

In August 2024, the Company entered into a definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering, (i) an aggregate of 166,054 shares of common stock, par value $0.0001 per share at an offering price of $7.05 per share, (ii) pre-funded warrants to purchase up to 70,827 shares of common stock, at a price per pre-funded warrant equal to $7.0485, the price per share less $0.0015, for gross proceeds of approximately $1.7 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were subsequently exercised in full.

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

In a concurrent private placement, pursuant to the terms of the August Inducement Letter and Securities Purchase Agreement, the Company utilized an exclusive placement agent for the 2024 Registered Direct Offering and 2024 August Warrant Inducement and incurred approximately $0.6 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 50,200 shares of Common Stock. The placement agent warrants expire on August 28, 2029, and have an exercise price of $8.8125 per share of Common Stock.

2024 February Warrant Inducement

In February 2024, the Company executed an Inducement Letter with certain holders of existing warrants to purchase up to an aggregate of 240,120 shares of the Company’s common stock issued to the holders in connection with the 2023 May Offering. Pursuant to the Inducement Letter, the holders agreed to exercise for cash their existing warrants to purchase an aggregate of 240,120 shares of Common Stock at a reduced exercise price of $19.65 per share in consideration of the Company’s agreement to issue new unregistered Series A Warrants (the “Series A Warrants”) to purchase up to 240,120 shares of Common Stock and new unregistered Series B Warrants (the “Series B Warrants”) to purchase up to 240,120 shares of Common Stock (collectively, the “New Warrant Shares”). The Series A Warrants have an exercise price of $15.90 per share and have a term equal to eighteen months from the date of issuance. The Series B Warrants have an exercise price of $15.90 per share and will expire on May 12, 2028. The gross proceeds to the Company from the exercise of the warrants were approximately $4.7 million, prior to deducting placement agent fees and estimated offering expenses. As the existing warrants and the new warrants were equity classified before and after the exchange, and as the exchange is directly attributable to an equity offering, the Company recognized the effect of the modification of approximately $5.2 million as an equity issuance cost.

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

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of March 31, 2025:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	652,439	$3.24 - $4.3625	March 2025 Warrants	Equity
(b)	1,864,545	$7.05 - $8.8125	August 2024 Warrants	Equity
(c)	16,811	$24.56	February 2024 Warrants	Equity
(d)	162,881	$7.05 - $23.51	2023 Notes Warrants	Equity
(e)	73,474	$54.56 - $41,400	Other Warrants	Equity & Liability
	2,770,150

(a)

On March 31, 2025, in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering, the Company issued equity classified warrants to purchase 652,439 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering. The 630,376 investor warrants have an exercise price of $3.24 per share. One half of the warrants will expire on October 1, 2026, and the other half will expire on March 31, 2030. The 22,063 placement agent warrants have an exercise price of $4.3625 per share and expire on March 30, 2030.

(b)	On August 29, 2024, in connection with the 2024 Registered Direct Offering and 2024 August Warrant Inducement, the Company issued equity classified warrants to purchase 1,964,666 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2024 Registered Direct Offering and the 2024 August Warrant Inducement. The 1,914,466 investor warrants have an exercise price of $7.05 per share. One half of the warrants expire on May 21, 2026, and the other half expire on November 21, 2029. The 50,200 placement agent warrants have an exercise price of $8.8125 per share and expire on August 28, 2029. In December 2024 and January 2025, investor warrants of 50,760 and 49,361, respectively, were exercised.

(c)	On February 12, 2024, the Company issued 497,047 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 February warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $15.90 per share and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $24.56 per share and expire on May 12, 2028. In connection with the 2024 August Warrant Inducement, 480,236 Series A and Series B warrants were exercised. As of March 31, 2025, the placement agents remain outstanding.

(d)

On October 25, 2023, and November 28, 2023, the Company issued warrants to purchase 83,714 shares and 167,428 shares, respectively. The warrants were immediately exercisable with an exercise price of $23.51 per share and expire on October 25, 2028, and November 28, 2028, respectively. In January 2024, a holder of the warrants exercised 88,261 warrants at an exercise price of $23.51 per share. In August 2024, an inducement letter was issued to a holder of 133,334 warrants to reduce the exercise price from $23.51 to $7.05 per share.

(e)	At various dates from the Closing of the Business Combination through September 30, 2023, the Company assumed or issued a total of 73,474 warrants to provide holders the right to purchase common stock at exercise prices ranging from $54.60 - $41,400 per share. A total of 2,778 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. A total of 2,901 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire beginning June 30, 2026, through August 7, 2028.

NOTE 9 - STOCK-BASED COMPENSATION

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan. In February 2025, the Company’s Board approved an annual increase of 67,789 shares available for future grant under the 2021 Omnibus Plan (“Plan”).

The Company recognized within general and administrative expense stock-based compensation expense of $10,996 and $23,488 for the three months ended March 31, 2025, and 2024, respectively. During the three months ended March 31, 2025, and 2024, the Company recognized within research and development expense stock-based compensation expense of $51,348 and $9,719, respectively.

Option Activity

During the three months ended March 31, 2025, the Company granted stock options to purchase an aggregate of 52,000 shares of common stock to employees and members of the board of directors. The options vest monthly over one year and have an exercise price of $3.12 per share.

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2025:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2024	38,785	$501.65	8.58	$-
Granted	52,000	3.12	9.99	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at March 31, 2025	90,785	216.10	9.28	-
Exercisable at March 31, 2025	38,749	496.43	-	-
Vested and expected to vest	90,785	216.10	9.28	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

March 31, 2025
Exercise price	$3.12
Expected stock price volatility	141.65%
Expected term (years)	5.27
Risk-free interest rate	4.00%
Expected dividend yield	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of comparable publicly traded companies within the Company’s industry that the Company considers comparable to the Company’s business over a period approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2025 was $2.83.

As of March 31, 2025, the Company had an aggregate of $158,665 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 0.55 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

March 31, 2025
Awards outstanding under the Plan	90,785
Awards available for future grant under the Plan	26,385
Warrants outstanding	2,770,150
Shares for consultant compensation agreements outside the Plan	33,801
Total shares of common stock reserved for future issuance	2,921,121

NOTE 10 - RELATED PARTIES

As of March 31, 2025, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 29,547 warrants exercisable for common stock at $23.51 per share issued to a board member in connection to the issuance of the 2023 Notes. The Company and the board member have entered into a forbearance agreement that will expire on April 25, 2026. Upon termination of the forbearance period, the Company will owe the remaining outstanding principal balance together with unpaid interest. The Company may pay the notes in full at any time prior to the conclusion of the forbearance period.

NOTE 11 - SUBSEQUENT EVENTS

In April 2025, the Company entered into agreements for the exercise of March 2025 warrants to purchase 630,376 shares of common stock with an exercise price of $3.24 per share. In consideration of the immediate exercise of the warrants and the payment of an additional $0.125 per new warrant, the Company issued new warrants to purchase an aggregate of 1,260,752 shares of common stock at an exercise price of $1.90 per share, with half of the warrants having a term of eighteen months and half of the warrants having a term of five years from issuance. The Company also issued to the placement agent warrants to purchase 44,126 shares of common stock at an exercise price of $4.05 per share with a term of five years from issuance. Gross proceeds to the Company under the agreements were $2.2 million before fees and expenses.

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

We have generated limited revenues and have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is sufficient to fund operations into the third quarter of 2025. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

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

2025 Registered Direct Offering and 2025 March Warrant Offering

In March 2025, we entered into a definitive Securities Purchase Agreement with certain institutional investors, pursuant to which we agreed to issue and sell in a registered direct offering, (i) an aggregate of 239,594 shares of common stock, par value $0.0001 per share at an offering price of $3.49 per share, (ii) pre-funded warrants to purchase up to 75,594 shares of common stock, at a price per pre-funded warrant equal to $3.4899, the price per share less $0.0001, for gross proceeds of approximately $1.1 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were outstanding as of March 31, 2025, and subsequently exercised in full in April 2025.

In a concurrent private placement, pursuant to the terms of the Securities Purchase Agreement, we also agreed to issue and sell unregistered warrants to purchase up to 315,188 shares of Common Stock (the “Series A-5 Warrants”), and Series A-6 warrants to purchase up to 315,188 shares of Common Stock (the “Series A-6 Warrants”), to purchase up to an aggregate 630,376 shares of Common Stock. The warrants have an exercise price of $3.24 per share and are exercisable immediately. The Series A-5 Warrants will expire eighteen (18) months after issuance and the Series A-6 Warrants will expire five (5) years after issuance. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

We agreed to pay the placement agent a cash fee equal to 7% of the aggregate gross proceeds of the offerings or $77,000. We also agreed to pay the placement agent $65,950 for expenses. We also issued to the placement agent warrants to purchase up to 22,063 shares of common stock. These warrants have an exercise price equal to $4.3625 per share and are exercisable for five years.

2024 Registered Direct Offering and 2024 August Warrant Inducement

In August 2024, we entered into a definitive Securities Purchase Agreement with certain institutional investors, pursuant to which we agreed to issue and sell in a registered direct offering, (i) an aggregate of 166,054 shares of our common stock, par value $0.0001 per share at an offering price of $7.05 per share, (ii) pre-funded warrants to purchase up to 70,827 shares of Common Stock, at a price per pre-funded warrant equal to $7.0485, the price per share less $0.0015, for gross proceeds of approximately $1.7 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were subsequently exercised in full.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025, and December 31, 2024, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

The following table summarizes our results of operations for the three months ended March 31, 2025, and 2024

Results of Operations

Comparison of the Three Months Ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Federal grants	$1,319,772	$305,722	$1,014,050
Operating expenses:
Research and development	1,885,528	778,904	1,106,624
General and administrative	1,401,756	1,369,782	31,974
Total operating expenses	3,287,284	2,148,686	1,138,598
Loss from operations	(1,967,512)	(1,842,964)	(124,548)
Other income (expense):
Change in fair value of liability classified warrants	9,916	8,955	961
Interest expense	(3,856)	(1,248,065)	1,244,209
Other income and expense, net	15,879	(34,489)	50,368
Total other income (expenses), net	21,939	(1,273,599)	1,295,538
Net loss	(1,945,573)	(3,116,563)	1,170,990
Net loss attributable to noncontrolling interests	-	(74)	74
Deemed dividend related to warrants down round provision	-	290	(290)
Net loss attributable to common stockholders	$(1,945,573)	$(3,116,779)	$1,171,206

Federal Grants

Revenue from federal grants totaled $1.3 million for the three months ended March 31, 2025, compared to $0.3 million for the three months ended March 31, 2024, respectively. The $1.0 million difference is due to the timing of research activities eligible for funding, with increased activities under the MPAR grant which began in September 2024.

Research and Development Expenses

Research and development expenses were $1.9 million for the three months ended March 31, 2025, compared to $0.8 million for the three months ended March 31, 2024, representing an increase of $1.1 million. The increase was primarily the result of external research and development costs related to clinical and pre-clinical programs for PF614-MPAR, with increased pre-clinical activity in the 2025 period. We expect future research and development expenses to increase once we begin the Phase 3 clinical trial for PF614, with such timing dependent upon additional financing.

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended March 31, 2025 and the three months ended March 31, 2024. We expect future general and administrative expenses to approximate current levels.

Other Income and Expense

Other income and expense for the three months ended March 31, 2025, consisted primarily of interest income from cash and cash equivalents and change in fair value of liability classified warrants. The comparative period for 2024 consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs for the 2023 Notes.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of March 31, 2025, we had $3.1 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

The remaining cash funding under the MPAR federal research grant totaled $9.2 million at March 31, 2025, and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations into the third quarter of 2025, which raises substantial doubt about our ability to continue as a going concern.

Cash Flows for the three months ended March 31, 2025, and 2024

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,707,412)	$(3,408,403)
Net cash provided by financing activities	1,257,826	5,689,148
Net increase (decrease) in cash and cash equivalents	$(449,586)	$2,280,745

Operating Activities

During the three months ended March 31, 2025 and 2024, we used cash in operating activities of $1.7 million and $3.4 million, respectively. The decrease primarily resulted from greater cash inflows from grant funding in 2025 and a reduction in cash outlays for accounts payable and accrued expenses in 2025.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $1.3 million, primarily consisting of net proceeds from the March 2025 public offering and warrant exercises. During the three months ended March 31, 2024, net cash provided by financing activities was $5.7 million, primarily consisting of net proceeds from warrant exercises and a warrant inducement, less repayment of convertible notes.

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

Commitments

Our commitments as of March 31, 2025, included an estimated $8.1 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements included in our 2024 Annual Report on Form 10-K, we believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2025, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2024 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information concerning the sale of unregistered securities in March 2025 was disclosed in a Current Report on Form 8-K filed on March 31, 2025. On January 12, 2025, we entered into a Product Development and Commercial Manufacturing Supply Master Services Agreement (the “Agreement”) with Galephar Pharmaceutical Research, Inc., a Puerto Rico corporation (“Galephar”). The Agreement provides for Galephar to expend up to $10 million (the “Cap”) to support research and development, manufacture, packaging and testing of our PF614 drug product and PF614-MPAR project in return for the consideration specified below. First, we will issue 13,801 unregistered shares of our common stock pursuant to a restricted stock grant. The grant will provide for vesting against defined milestones over the term of the project, such shares being subject to a three-year lock-up, except in the event of a change of control of the Company. We are also required to compensate Galephar’s development costs against defined milestones in the form of fifty percent (50%) restricted shares or fifty percent (50%) freely tradeable shares at up to 1.2 times Galephar’s actual costs, subject to the Cap. The number of shares to be issued by the Company will be determined with reference to the trailing five-day closing price divided by the payment (without the use of future variable pricing to determine share price). Payments to Galephar may require a gross-up of thirty percent (30%) in certain cases if the Company raises more than $10 million from a third party for development of the Company’s products and payment, which may not exceed fifty percent (50%) in cash, is made in cash. The transactions with Galephar involved no underwriters, underwriting discounts or commissions, or public offering and was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as transactions by an issuer not involving any public offering or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer under benefit plans and contracts relating to compensation as provided under Rule 701.

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

ENSYSCE BIOSCIENCES, INC.

Date: May 13, 2025	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

