Form 10-Q
period 2025-06-30
Ensysce Biosciences, Inc.
filed 2025-08-13
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Registrant had 2,968,444 shares of common stock outstanding as of August 12, 2025.

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

ii

GLOSSARY

Definitions:

2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021, and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan (“Plan”)
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.5 million, sold in two closings on June 30, 2022, and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023, and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
2024 February Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Warrant Inducement	The Company’s August 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
August Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 480,234 shares of the Company’s common stock (issued in February of 2024) to reduce the exercise price from $15.90 per share to $7.05 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and had an exercise price of $23.51 per share such that the amended warrants have a reduced exercise price of $7.05 per share.
2025 Registered Direct Offering	A definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering
2025 March Warrant Offering	An agreement by the Company to issue and sell unregistered warrants of Common Stock, Series A-5, and Series A-6 warrants to purchase shares of Common Stock
2025 April Warrant Inducement	The Company’s April 2025 Inducement offer letter entered into with certain holders of existing warrants to purchase 630,376 shares of the Company’s common stock (issued in March of 2025) and the issuance of new warrants exercisable for an aggregate of up to 1,260,752 shares of common stock with an exercise price of $1.90 per share.
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
Ensysce	Ensysce Biosciences, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended

iii

Definitions:

FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
Registered Direct Offering	August 2024 registered direct offering of common stock (236,880 shares), private placement warrants (to purchase up to 473,760 shares) and the cash exercise of certain existing warrants (480,234 warrant shares) at a reduced price and the issuance of new warrants (to purchase up to 1,440,701 shares).
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, in September 2021, June 2022, October 2023, August 2024, or March 2025, as the context dictates, by and between Ensysce and the institutional investors party thereto
Signature	Signature Therapeutics Inc.
SPA	The Securities Purchase Agreement, in September 2021, June 2022, October 2023, August 2024, or March 2025, as the context dictates, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

iv

v

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,211,575	$3,502,077
Unbilled receivable	1,204,979	124,115
Prepaid expenses and other current assets	1,865,041	1,718,490
Total current assets	5,281,595	5,344,682
Other assets	292,860	252,550
Total assets	$5,574,455	$5,597,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,042,832	$1,357,079
Accrued expenses and other liabilities	1,045,657	548,458
Notes payable and accrued interest	424,521	301,660
Total current liabilities	2,513,010	2,207,197
Long-term liabilities:
Other long-term liabilities	1,033	10,096
Total long-term liabilities	1,033	10,096
Total liabilities	$2,514,043	$2,217,293
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at June 30, 2025 and December 31, 2024	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2025 and December 31, 2024; 2,393,262 and 1,355,779 shares issued at June 30, 2025 and December 31, 2024, respectively; 2,393,256 and 1,355,773 shares outstanding at June 30, 2025 and December 31, 2024, respectively	241	136
Additional paid-in capital	136,612,043	133,252,585
Accumulated deficit	(133,223,223)	(129,544,299)
Total Ensysce Biosciences, Inc. stockholders’ equity	3,389,061	3,708,422
Noncontrolling interests in stockholders’ deficit	(328,649)	(328,483)
Total stockholders’ equity	3,060,412	3,379,939
Total liabilities and stockholders’ equity	$5,574,455	$5,597,232

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Federal grants	$1,371,438	$181,797	$2,691,210	$487,519
Operating expenses:
Research and development	1,923,430	947,229	3,808,957	1,726,133
General and administrative	1,198,523	1,190,010	2,600,279	2,559,791
Total operating expenses	3,121,953	2,137,239	6,409,236	4,285,924

Loss from operations	(1,750,515)	(1,955,442)	(3,718,026)	(3,798,405)

Other income (expense):
Change in fair value of liability classified warrants	(853)	7,818	9,063	16,773
Interest expense, net	(3,160)	(27,563)	(7,017)	(1,275,628)
Other income and expense, net	21,011	7,394	36,890	(27,096)
Total other income (expense), net	16,998	(12,351)	38,936	(1,285,951)
Net loss	$(1,733,517)	$(1,967,793)	$(3,679,090)	$(5,084,356)
Net loss attributable to noncontrolling interests	(166)	-	(166)	(74)
Deemed dividend related to warrants down round provision	-	-	-	290
Net loss attributable to common stockholders	$(1,733,351)	$(1,967,793)	$(3,678,924)	$(5,084,572)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(3.35)	$(2.04)	$(9.98)
Weighted average common shares outstanding, basic and diluted	2,202,299	587,822	1,803,393	509,347

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on March 31, 2024	488,612	$49	$128,422,916	$(124,673,853)	$(328,483)	$3,420,629
Issuance of common stock upon inducement of warrants	54,801	5	(5)	-	-	-
Stock-based compensation	-	-	26,549	-	-	26,549
Reversed stock-split rounding adjustment	(1)	-	-	-	-	-
Net loss	-	-	-	(1,967,793)	-	(1,967,793)
Balance on June 30, 2024	543,412	$54	$128,449,460	$(126,641,646)	$(328,483)	$1,479,385

Balance on March 31, 2025	1,644,728	$165	$134,538,708	$(131,489,872)	$(328,483)	$2,720,518
Issuance of common stock upon exercise of warrants	98,152	11	42,850	-	-	42,861
Issuance of common stock upon warrant inducement, net of issuance cost	630,376	63	2,199,949	-	-	2,200,012
Transaction costs associated with warrant inducement	-	-	(297,021)	-	-	(297,021)
Consultant settlement	20,000	2	36,919	-	-	36,921
Stock-based compensation	-	-	90,638	-	-	90,638
Net loss	-	-	-	(1,733,351)	(166)	(1,733,517)
Balance on June 30, 2025	2,393,256	$241	$136,612,043	$(133,223,223)	$(328,649)	$3,060,412

Balance on December 31, 2023	209,739	21	$121,234,195	$(121,557,074)	(328,409)	(651,267)
Settlement of restricted stock units	5	—	—	—	—	—
Conversion of convertible notes	49,702	5	1,168,595	—	—	1,168,600
Issuance of common stock upon exercise of warrants	88,262	9	2,075,210	—	—	2,075,219
Issuance of common stock upon warrant inducement, net of issuance cost	195,709	19	4,718,276	—		4,718,295
Transaction costs associated with warrant inducement	—	—	(806,862)	—	—	(806,862)
Stock-based compensation	—	—	59,756	—	—	59,756
Reversed stock-split rounding adjustment	(5)	—	—	—	—	—
Deemed dividend related to warrant down round provision	—	—	290	(290)	—	—
Net loss	—	—	—	(5,084,282)	(74)	(5,084,356)
Balance on June 30, 2024	543,412	$54	$128,449,460	$(126,641,646)	$(328,483)	$1,479,385

Balance on December 31, 2024	1,355,773	136	$133,252,585	$(129,544,299)	(328,483)	3,379,939
Public offering	239,594	25	1,099,982	—	—	1,100,007
Issuance of common stock upon exercise of warrants	147,513	15	390,840	—	—	390,855
Transaction costs associated with public offering	—	—	(204,193)	—	—	(204,193)
Issuance of common stock upon warrant inducement, net of issuance cost	630,376	63	2,199,949	—	—	2,200,012
Transaction costs associated with warrant inducement	—	—	(297,021)	—	—	(297,021)
Consultant compensation	20,000	2	63,012	—	—	63,014
Stock-based compensation	—	—	106,889	—	—	106,889
Net loss	—	—	—	(3,678,924)	(166)	(3,679,090)
Balance on June 30, 2025	2,393,256	$241	$136,612,043	$(133,223,223)	$(328,649)	$3,060,412

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,679,090)	$(5,084,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	6,107	29,113
Amortization of orginal issue discount and debt issuance costs	-	1,197,200
Change in fair value of liability classified warrants	(9,063)	(16,773)
Consultant compensation	203,014	-
Stock-based compensation	106,889	59,756
Changes in operating assets and liabilities:
Unbilled receivable	(1,080,864)	(126,662)
Prepaid expenses and other assets	1,185	190,909
Accounts payable	(314,247)	(1,795,404)
Accrued expenses and other liabilities	351,789	(172,077)
Net cash used in operating activities	(4,414,280)	(5,718,294)
Cash flows from financing activities:
Proceeds from public offerings	1,100,007	-
Proceeds from warrant exercises	390,855	2,075,219
Proceeds from warrant inducement, net of issuance costs	2,200,012	4,718,295
Transaction costs from public offerings	(204,193)	-
Transaction costs associated with warrant inducements	(291,611)	(465,494)
Repayment of convertible notes	-	(485,190)
Repayment of financed insurance premiums	(71,292)	(204,909)
Net cash provided by financing activities	3,123,778	5,637,921
Increase (decrease) in cash and cash equivalents	(1,290,502)	(80,373)
Cash and cash equivalents beginning of period	3,502,077	1,123,604
Cash and cash equivalents end of period	$2,211,575	$1,043,231

Supplemental disclosure of non-cash investing and financing activities:
Incremental fair value of February 2024 Warrant Inducement	$-	$5,167,372
Incremental fair value of April 2025 Warrant Inducement	$3,483,420	$-
Conversion of convertible notes into common stock	$-	$1,168,600
Transaction costs from warrant inducement	$-	$341,368
Transaction costs from public offerings	$5,410	$-
Deemed dividend related to warrants down round provision	$-	$290
Financed insurance premiums	$188,046	$235,155

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

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of Ensysce Biosciences, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in the consolidation.

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as one and three research and development vendors made up greater than 10% individually, and 55% and 74% in aggregate, of the outstanding accounts payable balance as of June 30, 2025, and December 31, 2024, respectively.

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

Property and Equipment

Property and equipment are fully depreciated, as such there is no depreciation expense recognized in the three and six months ended June 30, 2025, and 2024.

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

As of June 30, 2025, and December 31, 2024, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Warrants

The Company issued liability classified warrants in connection with the issuance of the 2021 Notes and 2022 Notes. The warrants were liability classified due to certain cash settlement features and included in “Other long-term liabilities” on the consolidated balance sheets. The Company uses a Black Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in other income (expense) for each reporting period. Refer to Note 9 for additional details of the warrants.

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of June 30, 2025, and December 31, 2024.

	June 30, 2025
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$1,033	$-	$-	$1,033
Total	$1,033	$-	$-	$1,033

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$10,096	$-	$-	$10,096
Total	$10,096	$-	$-	$10,096

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the year ended June 30, 2025 (no level 3 assets as of June 30, 2025):

Liability classified warrants
Fair value, December 31, 2024	$10,096
Change in fair value	(9,063)
Fair value, June 30, 2025	$1,033

Federal Grants

In September 2018, the NIH through the NIDA awarded the Company a research and development MPAR Grant. The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A new multi-year MPAR Grant was awarded by NIH through NIDA in August 2024, providing total funding of $15.1 million through May 2027, as adjusted. As June 30, 2025, remaining funding under the grant is $9.4 million.

In September 2019, the NIH/NIDA awarded the Company a second research and development grant related to the development of its TAAP/MPAR abuse deterrent technology for OUD Grant. The total approved budget was approximately $5.4 million, and the grant period ended August 31, 2024.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
MPAR	$1,371,438	$-	$2,691,210	$-
TAAP/OUD	-	181,797	-	487,519
Total	$1,371,438	$181,797	$2,691,210	$487,519

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	100,675	38,679	71,050	38,679
Warrants	3,262,893	733,667	3,032,161	691,576
Convertible Notes	2,290	9,187	4,556	9,187
Consultant Shares	4,600	-	4,600	-
Total	3,370,458	781,533	3,112,367	739,442

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this pronouncement on its related disclosures.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	December 31, 2024
Prepaid research and development	$1,060,659	$1,342,461
Prepaid insurance	403,087	315,306
Other prepaid expenses	160,265	42,723
Other current assets	241,030	18,000
Total prepaid expenses and other current assets	$1,865,041	$1,718,490

NOTE 5 – OTHER ASSETS

	June 30, 2025	December 31, 2024
Prepaid insurance	$166,667	$250,000
Deposits	126,193	2,550
Total other assets	$292,860	$252,550

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Accrued research and development	$640,603	$324,521
Accrued consultant compensation	180,000	-
Accrued professional fees	57,562	88,995
Other accrued liabilities	167,492	134,942
Total accrued expenses and other liabilities	$1,045,657	$548,458

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2025, the Company’s commitments included an estimated $8.3 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of June 30, 2025, and December 31, 2024, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Consultant Dispute

In April 2025, the Company entered into an agreement with a former independent contractor to resolve a dispute over payment. The Company denied the allegations but agreed to settle the matter. In connection with the settlement agreement, the Company issued 20,000 shares of common stock to the consultant in April 2025. As of June 30, 2025, the Company accrued a total settlement value of $0.2 million.

Galephar Agreement

In January 2025, the Company entered into a product development and supply agreement with Galephar Pharmaceutical Research, Inc., a Puerto Rico specialty drug manufacturer (“Galephar”), to support the development, manufacture, packaging and testing of the Company’s PF614 and PF614-MPAR drug products for use in clinical trials and potential future commercial launch.

Upon signing, the Company committed to issue 13,801 restricted shares of common stock (approximately 1% of shares outstanding), subject to vesting in three tranches upon achievement of specific operational and regulatory milestones. The Company accounts for this share grant as nonemployee share-based compensation under ASC 718. One-third of the shares vested immediately upon grant, and the remaining two-thirds will vest as services are performed. During the three and six months ended June 30,2025, the Company recognized $0 and $25,806 of stock-based compensation related to the one-third immediate vesting of 4,600 shares upon grant date. As June 30, 2025, no shares have been issued.

The agreement also provides for milestone-based payments, to be settled in common stock (50% restricted, 50% freely tradeable), based on the trailing five-day average closing price at the time of each milestone achievement. Share-based expense for these milestone grants will be recognized as services are rendered. These awards are liability-classified until shares are issued, at which point they will be reclassified to equity. During the three and six months ended June 30, 2025, the Company recognized $120,000 and $140,000 of research and development expense to be settled in shares that was related to milestone progression and is accrued under accrued expenses and other liabilities in the consolidated balance sheet. As of June 30, 2025, no shares have been issued.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2025, with no option to renew. As of June 30, 2025, the future lease payments totaled $11,818. The Company recognized total rent expense of $9,088 and $18,177 in the three and six months ended June 30, 2025 and $8,747 and $17,495 in the three and six-months ended June 30, 2024.

NOTE 8 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of June 30, 2025:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$20,475	$236,475
Financed insurance	188,046	-	188,046
Total	$404,046	$20,475	$424,521

The following table provides a summary of the Company’s outstanding debt as of December 31, 2024:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$14,368	$230,368
Financed insurance	71,292	-	71,292
Total	$287,292	$14,368	$301,660

Interest expense

The interest expense recognized for financed insurance was $0 and $909 for the three months and six months ended June 30, 2025 and $148 and $2,092 for the three and six months ended June 30, 2024. Interest expense recognized for the 2023 Notes was $3,160 and $6,107 for the three and six months ended June 30, 2025 and $27,563 and $1.3 million for the three and six months ended June 30, 2024 , which consists of amortization of the debt discount and debt issuance costs and accrued interest.

2023 Notes

In October 2023, the Company entered into a Securities Purchase Agreeement (“SPA”) for an aggregate financing of $1.8 million with investors, including $0.2 million with a board member. At the first closing under the SPA, which occurred on October 25, 2023, the Company issued to the investors (i) senior secured convertible promissory notes in the aggregate principal amount of $612,000 for an aggregate purchase price of $566,667 and (ii) warrants to purchase 83,714 shares of the Company’s common stock, par value $0.0001 per share in the aggregate. At the second closing under the SPA, which occurred on November 29, 2023, the Company issued to the investors referenced above, (i) additional notes in the aggregate principal amount of $1,224,000 for an aggregate purchase price of $1,133,333 and (i) additional warrants to purchase 167,427 shares of the common stock in the aggregate.

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

During 2024, the Company converted 49,702 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee as a result of the 2024 February Warrant Inducement (see Note 9) to pay down $0.5 million of the 2023 Notes and incurred $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of June 30, 2025, the remaining amount of the 2023 Notes relates to senior secured convertible promissory notes held by a Company board member (see Note 11).

Financed Insurance Premiums

In June 2025, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments are scheduled from July 2025 through March 2026.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of June 30, 2025, and December 31, 2024, there were no shares of preferred stock issued and outstanding.

2025 April Warrant Inducement

In April 2025, the Company entered into an Inducement Letter with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 630,376 shares of common stock of the Company, par value $0.0001 per share. The warrants were issued in March 2025 and have an exercise price of $3.24 share. The shares of common stock issuable upon exercise of such outstanding warrants are registered pursuant to an effective registration statement on Form S-3.

In consideration for the immediate exercise of the warrants for cash and the payment of an additional $0.125 per new unregistered warrant (an additional $157,594 included in the gross proceeds to the Company), pursuant to the Inducement Agreement, the Company agreed to issue and sell unregistered warrants to purchase shares of common stock. The new warrants (the “Common Warrants”) are exercisable for an aggregate of up to 1,260,752 shares of common stock. The Common Warrants have an exercise price of $1.90 per share and are immediately exercisable for shares of common stock. One half of the Common Warrants will expire after eighteen (18) months and the other half will expire after five (5) years. The gross proceeds to the Company from the exercise of the warrants and payment for Common Warrants was approximately $2.2 million, prior to deducting placement agent fees and estimated offering expenses.

The Company utilized a placement agent for the 2025 April Warrant Inducement and incurred approximately $0.3 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 44,126 shares of common stock, equal to 7.0% of the aggregate number of shares of Common Stock (or warrants) placed in the transaction. The placement agent warrants expire on April 24, 2030, and have an exercise price of $4.05 per share of common stock. The closing of the offering occurred on April 24, 2025.

2025 Registered Direct Offering and 2025 March Warrant Offering

In March 2025, the Company entered into a definitive SPA with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering, (i) an aggregate of 239,594 shares of common stock, par value $0.0001 per share at an offering price of $3.49 per share, (ii) pre-funded warrants to purchase up to 75,594 shares of common stock, at a price per pre-funded warrant equal to $3.4899, the price per share less $0.0001, for gross proceeds of approximately $1.1 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were fully exercised as of March 31, 2025, and the related common shares were issued in April 2025.

In a concurrent private placement, pursuant to the terms of the SPA, the Company also agreed to issue and sell unregistered warrants to purchase up to 315,188 shares of Common Stock (the “Series A-5 Warrants”), and Series A-6 warrants to purchase up to 315,188 shares of Common Stock (the “Series A-6 Warrants”), to purchase up to an aggregate 630,376 shares of Common Stock. The warrants have an exercise price of $3.24 per share and are exercisable immediately. The Series A-5 Warrants will expire eighteen (18) months after issuance and the Series A-6 Warrants will expire five (5) years after issuance.

2024 Registered Direct Offering and 2024 August Warrant Inducement

In August 2024, the Company entered into a definitive SPA with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering, (i) an aggregate of 166,054 shares of common stock, par value $0.0001 per share at an offering price of $7.05 per share, (ii) pre-funded warrants to purchase up to 70,827 shares of common stock, at a price per pre-funded warrant equal to $7.0485, the price per share less $0.0015, for gross proceeds of approximately $1.7 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were subsequently exercised in full.

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

In a concurrent private placement, pursuant to the terms of the August Inducement Letter and SPA, the Company utilized an exclusive placement agent for the 2024 Registered Direct Offering and 2024 August Warrant Inducement and incurred approximately $0.6 million in legal fees and other closing costs. Additionally, the Company issued to the placement agent as compensation unregistered warrants to purchase up to 50,200 shares of Common Stock. The placement agent warrants expire on August 28, 2029, and have an exercise price of $8.8125 per share of Common Stock.

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

In connection with the execution of the Inducement Letter, the Company executed a waiver related to the 2023 Notes’ SPA it had entered into as of October 23, 2023. The SPA contained restrictions on the Company’s ability to undertake certain transactions, which included the execution of the Inducement Letter. The Waiver permitted the Company to execute the Inducement Letter but required repayment of the certain investor held notes issued under the SPA with a premium following closing of the transaction contemplated thereby. Refer to Note 8 for the details of the waiver fee and the application of the amounts to the outstanding notes and as a transaction cost of the warrant inducement.

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

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of June 30, 2025:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	1,282,320	$1.90 - $4.05	April 2025 Warrants	Equity
(b)	22,063	$4.3625	March 2025 Warrants	Equity
(c)	1,864,545	$7.05 - $8.8125	August 2024 Warrants	Equity
(d)	16,811	$24.56	February 2024 Warrants	Equity
(e)	162,881	$7.05 - $23.51	2023 Notes Warrants	Equity
(f)	73,474	$54.56 - $41,400	Other Warrants	Equity & Liability
	3,422,094

(a)	On April 24, 2025, the Company issued 1,304,878 equity classified warrants (Common Warrants and placement agent warrants) in connection with the Inducement Letter of the 2025 April warrant inducement. The Common Warrants have an exercise price of $1.90 per share and are immediately exercisable for shares of common stock. One half of the Common Warrants will expire on October 26, 2026, and the other half will expire on April 24, 2030. The placement agent warrants were immediately exercisable with an exercise price of $4.05 per share and expire on April 24, 2030. In May 2025, a holder of the warrants exercised 22,558 warrants at an exercise price of $1.90 per share.

(b)

On March 31, 2025, in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering, the Company issued equity classified warrants to purchase 652,439 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering. The 630,376 investor warrants have an exercise price of $3.24 per share. One half of the warrants will expire on October 1, 2026, and the other half will expire on March 31, 2030. The 22,063 placement agent warrants have an exercise price of $4.3625 per share and expire on March 30, 2030. In connection with the 2025 April Warrant Inducement, 630,376 investor warrants were exercised. As of June 30, 2025, the placement agents remain outstanding.

(c)	On August 29, 2024, in connection with the 2024 Registered Direct Offering and 2024 August Warrant Inducement, the Company issued equity classified warrants to purchase 1,964,666 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2024 Registered Direct Offering and the 2024 August Warrant Inducement. The 1,914,466 investor warrants have an exercise price of $7.05 per share. One half of the warrants expire on May 21, 2026, and the other half expire on November 21, 2029. The 50,200 placement agent warrants have an exercise price of $8.8125 per share and expire on August 28, 2029. In December 2024 and January 2025, investor warrants of 50,760 and 49,361, respectively, were exercised.

(d)	On February 12, 2024, the Company issued 497,047 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 February warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $15.90 per share and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $24.56 per share and expire on May 12, 2028. In connection with the 2024 August Warrant Inducement, 480,236 Series A and Series B warrants were exercised. As of June 30, 2025, the placement agents remain outstanding.

(e)

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

(f)	At various dates from the Closing of the Business Combination through September 30, 2023, the Company assumed or issued a total of 73,474 warrants to provide holders the right to purchase common stock at exercise prices ranging from $54.60 - $41,400 per share. A total of 2,778 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. A total of 2,901 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire beginning June 30, 2026, through August 7, 2028.

NOTE 10 - STOCK-BASED COMPENSATION

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan. In February 2025, the Company’s Board approved an annual increase of 67,789 shares available for future grant under the 2021 Omnibus Plan (“Plan”).

The Company recognized within general and administrative expense stock-based compensation expense of $62,137 and $73,133 for the three and six months ended June 30, 2025 and $18,658 and $42,146 for the three and six month ended June 30, 2024. The Company recognized stock-based compensation expense within research and development expense of $150,222 and $201,569 for the three and six months ended June 30, 2025 and $7,891 and $17,610 for the three and six months ended June 30, 2024.

Option Activity

During the six months ended June 30, 2025, the Company granted stock options to purchase an aggregate of 64,000 shares of common stock to employees and members of the board of directors. The options vest over one to four years and have an exercise price of $2.00 to $3.12 per share.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2025:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2024	38,785	$501.65	8.58	$-
Granted	64,000	2.94	9.76	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at June 30, 2025	102,785	191.13	9.12	-
Exercisable at June 30, 2025	51,758	373.79	8.50	-
Vested and expected to vest	102,785	191.13	9.12	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

June 30, 2025
Exercise price	$2.00 - 3.12
Expected stock price volatility	114.21% - 141.65%
Expected term (years)	5.27 - 6.08
Risk-free interest rate	3.83% - 4.00%
Expected dividend yield	0%

●	Expected stock-price volatility. The expected volatility is derived from the historical volatilities of comparable publicly traded companies within the Company’s industry that the Company considers comparable to the Company’s business over a period approximately equal to the expected term.

●	Expected term. The expected term represents the period that the stock-based awards are expected to be outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term due to a lack of sufficient data. Therefore, the Company estimates the expected term for employees by using the simplified method provided by the Securities and Exchange Commission. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options.

●	Risk-free interest rate. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant for zero coupon U.S. Treasury notes with maturities approximately equal to the expected term.

●	Expected dividend yield. The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on the Company’s common stock.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2025 was $2.63.

As of June 30, 2025, the Company had an aggregate of $89,539 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 0.79 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

June 30, 2025
Awards outstanding under the Plan	102,785
Awards available for future grant under the Plan	14,385
Warrants outstanding	3,422,094
Shares for consultant compensation agreement outside the Plan	13,801
Total shares of common stock reserved for future issuance	3,553,065

NOTE 11 - RELATED PARTIES

As of June 30, 2025, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 29,547 warrants exercisable for common stock at $23.51 per share issued to a board member in connection to the issuance of the 2023 Notes. The Company and the board member have entered into a forbearance agreement that will expire on April 25, 2026. Upon termination of the forbearance period, the Company will owe the remaining outstanding principal balance together with unpaid interest. The Company may pay the notes in full at any time prior to the conclusion of the forbearance period.

NOTE 12 - SUBSEQUENT EVENTS

The Company has issued 575,188 shares of common stock for cash proceeds of $1.1 million upon exercise of certain April 2025 warrants since June 30, 2025.

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

2025 April Warrant Inducement

In April 2025, we entered into an Inducement Letter with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 630,736 share of our common stock, par value $0.0001 per share. The warrants were issued in March 2025 with an exercise price of $3.24 share. The shares of common stock issuable upon exercise of such outstanding warrants are registered pursuant to an effective register statement on Form S-3.

In consideration for the immediate exercise of the warrants for cash and the payment of an additional $0.125 per new unregistered warrant (an additional $157,594 included in our gross proceeds), pursuant to the Inducement Agreement, we agreed to issue and sell unregistered warrants to purchase shares of common stock. The new warrants (the “Common Warrants”) are exercisable for an aggregate of up to 1,260,752 shares of common stock. The Common Warrants have an exercise price of $1.90 per share and are immediately exercisable for shares of common stock. One half of the Common Warrants will expire after eighteen (18) months and the other half will expire after five (5) years. Our gross proceeds from the exercise of the warrants and payment for Common Warrants was approximately $2.2 million, prior to deducting placement agent fees and estimated offering expenses.

We utilized a placement agent for the 2025 April Warrant Inducement and incurred approximately $0.3 million in legal fees and other closing costs. Additionally, we issued to the placement agent as compensation unregistered warrants to purchase up to 44,126 shares of common stock, equal to 7.0% of the aggregate number of shares of Common Stock (or warrants) placed in the transaction. The placement agent warrants expire on April 24, 2030, and have an exercise price of $4.05 per share of common stock. The closing of the offering occurred on April 24, 2025.

2025 Registered Direct Offering and 2025 March Warrant Offering

In March 2025, we entered into a definitive SPA with certain institutional investors, pursuant to which we agreed to issue and sell in a registered direct offering, (i) an aggregate of 239,594 shares of common stock, par value $0.0001 per share at an offering price of $3.49 per share, (ii) pre-funded warrants to purchase up to 75,594 shares of common stock, at a price per pre-funded warrant equal to $3.4899, the price per share less $0.0001, for gross proceeds of approximately $1.1 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were fully exercised as of March 31, 2025, and the related common shares were issued in April 2025.

In a concurrent private placement, pursuant to the terms of the SPA, we also agreed to issue and sell unregistered warrants to purchase up to 315,188 shares of Common Stock (the “Series A-5 Warrants”), and Series A-6 warrants to purchase up to 315,188 shares of Common Stock (the “Series A-6 Warrants”), to purchase up to an aggregate 630,376 shares of Common Stock. The warrants have an exercise price of $3.24 per share and are exercisable immediately. The Series A-5 Warrants will expire eighteen (18) months after issuance and the Series A-6 Warrants will expire five (5) years after issuance. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

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

2024 Registered Direct Offering and 2024 August Warrant Inducement

In August 2024, we entered into a definitive SPA with certain institutional investors, pursuant to which we agreed to issue and sell in a registered direct offering, (i) an aggregate of 166,054 shares of our common stock, par value $0.0001 per share at an offering price of $7.05 per share, (ii) pre-funded warrants to purchase up to 70,827 shares of Common Stock, at a price per pre-funded warrant equal to $7.0485, the price per share less $0.0015, for gross proceeds of approximately $1.7 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were subsequently exercised in full.

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

In a concurrent private placement, pursuant to the terms of the inducement agreement and SPA, we also agreed to issue and sell unregistered warrants to purchase up to 1,863,706 shares of common stock. The warrants have an exercise price of $7.05 per share and are exercisable from the date on which stockholder approval is received with respect to the issuance of the shares of common stock issuable upon exercise of the warrants. One half of the warrants will expire eighteen months after they are exercisable and the other half will expire five years after they are exercisable. The warrants contain customary anti-dilution adjustments to the exercise price, including for share splits, share dividends, rights offering and pro rata distributions.

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

We have received funding under federal grants from the NIH through NIDA. In September 2018 and August 2024, we were awarded a research and development MPAR Grant. In September 2019, we were awarded a second research and development OUD grant related to the development of our TAAP/MPAR® abuse deterrent technology. Grant funds are awarded annually through a Notice of Award which contains certain terms and conditions including, but not limited to, complying with the grant program legislation, regulation and policy requirements, complying with conditions on expenditures of funds with respect to other applicable statutory requirements such as the federal appropriations acts, periodic reporting requirements, and budget requirements.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025, and December 31, 2024, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
Federal grants	$1,371,438	$181,797	$1,189,641
Operating expenses:
Research and development	1,923,430	947,229	976,201
General and administrative	1,198,523	1,190,010	8,513
Total operating expenses	3,121,953	2,137,239	984,714
Loss from operations	(1,750,515)	(1,955,442)	204,927
Other income (expense):
Change in fair value of liability classified warrants	(853)	7,818	(8,671)
Interest expense	(3,160)	(27,563)	24,403
Other income and expense, net	21,011	7,394	13,617
Total other income (expenses), net	16,998	(12,351)	29,349
Net loss	(1,733,517)	(1,967,793)	234,276
Net loss attributable to noncontrolling interests	(166)	-	(166)
Deemed dividend related to warrants down round provision	-	-	-
Net loss attributable to common stockholders	$(1,733,351)	$(1,967,793)	$234,442

Federal Grants

Revenue from federal grants totaled $1.4 million for the three months ended June 30, 2025, compared to $0.2 million for the three months ended June 30, 2024, respectively. The $1.2 million difference is due to the timing of research activities eligible for funding, with increased activities in 2025 under the MPAR grant which began in September 2024. The 2024 period included limited funding under the OUD grant with research activity constrained until the selection of a lead product candidate in June 2024.

Research and Development Expenses

Research and development expenses were $1.9 million for the three months ended June 30, 2025, compared to $0.9 million for the three months ended June 30, 2024, representing an increase of $1.0 million. The increase was primarily the result of external research and development costs related to increased clinical and pre-clinical activity for PF614-MPAR in the 2025 period. We expect future research and development expenses to increase once we begin the Phase 3 clinical trial for PF614, with such timing dependent upon our ability to raise capital sufficient to fund these expenses.

General and Administrative Expenses

General and administrative expenses were $1.2 million for the three months ended June 30, 2025, and the three months ended June 30, 2024. We expect future general and administrative expenses to approximate current levels.

Other Income and Expense

Other income and expense for the three months ended June 30, 2025, consisted primarily of interest income from cash and cash equivalents. The comparative period for 2024 consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs for the 2023 Notes.

Results of Operations

Comparison of the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
Federal grants	$2,691,210	$487,519	$2,203,691
Operating expenses:
Research and development	3,808,957	1,726,133	2,082,824
General and administrative	2,600,279	2,559,791	40,488
Total operating expenses	6,409,236	4,285,924	2,123,312
Loss from operations	(3,718,026)	(3,798,405)	80,379
Other income (expense):
Change in fair value of liability classified warrants	9,063	16,773	(7,710)
Interest expense	(7,017)	(1,275,628)	1,268,611
Other income and expense, net	36,890	(27,096)	63,986
Total other income (expenses), net	38,936	(1,285,951)	1,324,887
Net loss	(3,679,090)	(5,084,356)	1,405,266
Net loss attributable to noncontrolling interests	(166)	(74)	(92)
Deemed dividend related to warrants down round provision	—	290	(290)
Net loss attributable to common stockholders	$(3,678,924)	$(5,084,572)	$1,405,648

Federal grant funding

Funding from federal grants for the six months ended June 30, 2025 and 2024 totaled $2.7 million and $0.5 million, respectively. The increase of approximately $2.2 million is due to the timing of research activities eligible for funding, as funding under the initial MPAR grant was completed in December 2023 and funding under a subsequent MPAR grant began in September 2024.

Research and development expenses

Research and development expenses for the six months ended June 30, 2025, and 2024 were $3.8 million and $1.7 million, respectively, representing a increase of $2.1 million. The increase was primarily the result of external research and development costs related to increased clinical and pre-clinical programs for PF614 and PF614-MPAR. We expect future research and development expenses to increase once we begin the Phase 3 clinical trial for PF614, with such timing dependent upon our ability to raise capital sufficient to fund these expenses.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2025, and 2024 were $2.6 million for each period. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Other income and expense for the six months ended June 30, 2025, consisted primarily of interest income from cash and cash equivalents. Other income and expense for the six months ended June 30, 2024, consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs associated with the 2023 Notes.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of June 30, 2025, we had $2.2 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

We have funded our operations to date primarily with proceeds from the sale of common equity, exercise of warrants for common equity, funding under federal research grants and borrowings under convertible promissory notes. To fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing research and development efforts and related general and administrative support. We anticipate that we will fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, if at all.

The remaining funding under the MPAR federal research grant totaled $9.4 million at June 30, 2025, and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations into the fourth quarter of 2025, which raises substantial doubt about our ability to continue as a going concern.

Cash Flows for the six months ended June 30, 2025, and 2024

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(4,414,280)	$(5,718,294)
Net cash provided by financing activities	3,123,778	5,637,921
Net decrease in cash and cash equivalents	$(1,290,502)	$(80,373)

Operating Activities

During the six months ended June 30, 2025 and 2024, we used cash in operating activities of $4.4 million and $5.7 million, respectively. The decrease primarily resulted from greater cash inflows from grant funding in 2025 and a reduction in cash outlays for accounts payable in 2025.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $3.1 million, primarily consisting of net proceeds from warrant inducements, a public offering of common stock and warrant exercises. During the six months ended June 30, 2024, net cash provided by financing activities was $5.6 million, primarily consisting of net proceeds from a warrant inducement and warrant exercises, less repayment of convertible notes.

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

Commitments

Our commitments as of June 30, 2025, included an estimated $8.3 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2025, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Information concerning the sale of unregistered securities in April 2025 was disclosed in a Current Report on Form 8-K filed on April 24, 2025.

On April 7, 2025, the Company entered into an agreement with a former independent contractor to resolve a dispute over payment, pursuant to which the Company issued 20,000 shares, bearing a restrictive legend, as compensation. The issuance involved no underwriters, underwriting discounts or commissions, or public offering and was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act (and Regulation D promulgated thereunder) as a transaction by an issuer not involving any public offering.

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

ENSYSCE BIOSCIENCES, INC.

Date: August 13, 2025	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

