Form 10-Q
period 2025-09-30
Ensysce Biosciences, Inc.
filed 2025-11-14
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Registrant had 3,541,262 shares of common stock outstanding as of November 10, 2025.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	our ability to continue as a going concern for the next twelve months;

●	the risk that our common stock will be delisted from Nasdaq if we are not able to maintain compliance with applicable listing standards;

●	the risk that our lead product candidate PF614 and PF614-MPAR may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for our research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

i

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Quarterly Report on Form 10-Q;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;

●	potential litigation associated with the Business Combination Transactions;

●	other factors disclosed in this Quarterly Report on Form 10-Q; and

●	other factors beyond our control.

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

ii

GLOSSARY

Definitions:

2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021, and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan (“Plan”)
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.5 million, sold in two closings on June 30, 2022, and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023, and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
2024 February Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Warrant Inducement	The Company’s August 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
August Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 480,234 shares of the Company’s common stock (issued in February of 2024) to reduce the exercise price from $15.90 per share to $7.05 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and had an exercise price of $23.51 per share such that the amended warrants have a reduced exercise price of $7.05 per share.
2025 Registered Direct Offering	A definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering shares of common stock and pre-funded warrants for an aggregate amount of $1.1 million.
2025 March Warrant Offering	An agreement by the Company to issue and sell unregistered warrants of Common Stock, Series A-5, and Series A-6 warrants to purchase shares of Common Stock
2025 April Warrant Inducement	The Company’s April 2025 Inducement offer letter entered into with certain holders of existing warrants to purchase 630,376 shares of the Company’s common stock (issued in March of 2025) and the issuance of new warrants exercisable for an aggregate of up to 1,260,752 shares of common stock with an exercise price of $1.90 per share.
CMOs	Contract manufacturing organizations
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB
Ensysce	Ensysce Biosciences, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended

iii

Definitions:

FDA	United States Food and Drug Administration
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger
MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
Registered Direct Offering	August 2024 registered direct offering of common stock (236,880 shares), private placement warrants (to purchase up to 473,760 shares) and the cash exercise of certain existing warrants (480,234 warrant shares) at a reduced price and the issuance of new warrants (to purchase up to 1,440,701 shares).
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, in September 2021, June 2022, October 2023, August 2024, or March 2025, as the context dictates, by and between Ensysce and the institutional investors party thereto
Signature	Signature Therapeutics Inc.
SPA	The Securities Purchase Agreement, in September 2021, June 2022, October 2023, August 2024, or March 2025, as the context dictates, by and between Ensysce and the institutional investors party thereto
TAAP	Trypsin Activated Abuse Protection

iv

v

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,673,218	$3,502,077
Unbilled receivable	4,411	124,115
Prepaid expenses and other current assets	1,250,641	1,718,490
Total current assets	2,928,270	5,344,682
Property and equipment, net	123,643	-
Other assets	127,551	252,550
Total assets	$3,179,464	$5,597,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$463,458	$1,357,079
Accrued expenses and other liabilities	1,453,555	548,458
Notes payable and accrued interest	387,702	301,660
Total current liabilities	2,304,715	2,207,197
Long-term liabilities:
Other long-term liabilities	35	10,096
Total long-term liabilities	35	10,096
Total liabilities	$2,304,750	$2,217,293
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, no shares issued and outstanding at September 30, 2025 and December 31, 2024	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at September 30, 2025 and December 31, 2024; 3,181,080 and 1,355,779 shares issued at September 30, 2025 and December 31, 2024, respectively; 3,181,074 and 1,355,773 shares outstanding at September 30, 2025 and December 31, 2024, respectively	320	136
Additional paid-in capital	138,155,394	133,252,585
Accumulated deficit	(136,952,351)	(129,544,299)
Total Ensysce Biosciences, Inc. stockholders’ equity	1,203,363	3,708,422
Noncontrolling interests in stockholders’ equity	(328,649)	(328,483)
Total stockholders’ equity	874,714	3,379,939
Total liabilities and stockholders’ equity	$3,179,464	$5,597,232

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Federal grants	$493,104	$3,418,853	$3,184,314	$3,906,372
Operating expenses:
Research and development	2,954,909	1,690,674	6,763,866	3,416,807
General and administrative	1,279,290	1,083,433	3,879,569	3,643,223
Total operating expenses	4,234,199	2,774,107	10,643,435	7,060,030

Income (loss) from operations	(3,741,095)	644,746	(7,459,121)	(3,153,658)

Other income (expense):
Change in fair value of liability classified warrants	998	6,403	10,061	23,175
Interest expense, net	(6,369)	(4,063)	(13,385)	(1,279,691)
Other income and expense, net	17,338	14,683	54,227	(12,413)
Total other income (expense), net	11,967	17,023	50,903	(1,268,929)
Net income (loss)	$(3,729,128)	$661,769	$(7,408,218)	$(4,422,587)
Net loss attributable to noncontrolling interests	-	-	(166)	(74)
Deemed dividend related to warrants down round provision	-	-	-	290
Net income (loss) attributable to common stockholders	$(3,729,128)	$661,769	$(7,408,052)	$(4,422,803)
Net income (loss) per basic and diluted share:
Net income (loss) per share attributable to common stockholders, basic and diluted	$(1.29)	$1.00	$(3.42)	$(8.52)
Weighted average common shares outstanding, basic and diluted	2,886,059	659,361	2,168,247	518,838

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional	Accumulated	Noncontrolling
	Number of Shares	Amount	Paid-In Capital	Deficit	interests	Total

Balance on June 30, 2024	543,412	$54	$128,449,460	$(126,641,646)	$(328,483)	$1,479,385
Public offering	236,881	24	1,669,977	-	-	1,670,001
Issuance of common stock upon inducement of warrants	144,412	14	3,385,633	-	-	3,385,647
Transaction costs associated with public offering and warrant inducement	-	-	(637,894)	-	-	(637,894)
Stock-based compensation	-	-	20,819	-	-	20,819
Reversed stock-split rounding adjustment	(4)	-	-	-	-	-
Net income	-	-	-	661,769	-	661,769
Balance on September 30, 2024	924,701	$92	$132,887,995	$(125,979,877)	$(328,483)	$6,579,727

Balance on June 30, 2025	2,393,256	$241	$136,612,043	$(133,223,223)	$(328,649)	$3,060,412
Issuance of common stock upon exercise of warrants	787,818	79	1,496,775	-	-	1,496,854
Consultant settlement	-	-	718	-	-	718
Stock-based compensation	-	-	45,858	-	-	45,858
Net loss	-	-	-	(3,729,128)	-	(3,729,128)
Balance on September 30, 2025	3,181,074	$320	$138,155,394	$(136,952,351)	$(328,649)	$874,714

Balance on December 31, 2023	209,739	21	$121,234,195	$(121,557,074)	(328,409)	(651,267)
Settlement of restricted stock units	5	-	-	-	-	-
Conversion of convertible notes	49,702	5	1,168,595	-	-	1,168,600
Public offering	236,881	24	1,669,977			1,670,001
Issuance of common stock upon exercise of warrants	88,262	9	2,075,210	-	-	2,075,219
Issuance of common stock upon warrant inducement, net of issuance cost	340,121	33	8,103,910	-		8,103,943
Transaction costs associated with warrant inducement	-	-	(1,444,756)	-	-	(1,444,756)
Stock-based compensation	-	-	80,574	-	-	80,574
Reversed stock-split rounding adjustment	(9)	-	-	-	-	-
Deemed dividend related to warrant down round provision	-	-	290	(290)	-	-
Net loss	-	-	-	(4,422,513)	(74)	(4,422,587)
Balance on September 30, 2024	924,701	$92	$132,887,995	$(125,979,877)	$(328,483)	$6,579,727

Balance on December 31, 2024	1,355,773	136	$133,252,585	$(129,544,299)	(328,483)	3,379,939
Public offering	239,594	25	1,099,982	-	-	1,100,007
Issuance of common stock upon exercise of warrants	935,331	94	1,887,615	-	-	1,887,709
Transaction costs associated with public offering	-	-	(204,193)	-	-	(204,193)
Issuance of common stock upon warrant inducement, net of issuance cost	630,376	63	2,199,949	-	-	2,200,012
Transaction costs associated with warrant inducement	-	-	(297,021)	-	-	(297,021)
Consultant compensation	20,000	2	63,730	-	-	63,732
Stock-based compensation	-	-	152,747	-	-	152,747
Net loss	-	-	-	(7,408,052)	(166)	(7,408,218)
Balance on September 30, 2025	3,181,074	$320	$138,155,394	$(136,952,351)	$(328,649)	$874,714

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,408,218)	$(4,422,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	9,268	33,175
Amortization of original issue discount and debt issuance costs	-	1,197,200
Change in fair value of liability classified warrants	(10,061)	(23,175)
Consultant compensation	253,731	-
Stock-based compensation	152,747	80,574
Changes in operating assets and liabilities:
Unbilled receivable	119,704	(1,685,244)
Prepaid expenses and other assets	780,894	(1,729,252)
Accounts payable	(893,621)	(57,666)
Accrued expenses and other liabilities	715,097	(131,635)
Net cash used in operating activities	(6,280,459)	(6,738,610)
Cash flows from investing activities:
Investment in property and equipment	(123,643)	-
Net cash used in investing activities	(123,643)	-
Cash flows from financing activities:
Proceeds from public offerings	1,100,007	1,670,001
Proceeds from warrant exercises	1,887,709	2,075,219
Proceeds from warrant inducement, net of issuance costs	2,200,012	8,103,943
Transaction costs from public offerings	(204,193)	-
Transaction costs associated with warrant inducements	(297,021)	(1,319,115)
Repayment of convertible notes	-	(485,190)
Repayment of financed insurance premiums	(111,271)	(276,260)
Net cash provided by financing activities	4,575,243	9,768,598
Increase (decrease) in cash and cash equivalents	(1,828,859)	3,029,988
Cash and cash equivalents beginning of period	3,502,077	1,123,604
Cash and cash equivalents end of period	$1,673,218	$4,153,592

Supplemental disclosure of non-cash investing and financing activities:
Incremental fair value of August 2024 Warrant Inducement	$-	$10,210,616
Incremental fair value of February 2024 Warrant Inducement	$-	$5,167,372
Incremental fair value of April 2025 Warrant Inducement	$3,483,420	$-
Conversion of convertible notes into common stock	$-	$1,168,600
Transaction costs from warrant inducement and public offering included in accounts payable	$-	$12,641
Transaction costs from public offerings	$-	$-
Deemed dividend related to warrants down round provision	$-	$290
Financed insurance premiums	$188,046	$235,155

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as two and three research and development vendors made up greater than 10% individually, and 56% and 74% in aggregate, of the outstanding accounts payable balance as of September 30, 2025, and December 31, 2024, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five years. As of September 30, 2025, property and equipment consists of laboratory equipment that has not been placed in service, as such there is no depreciation expense recognized in the three and nine months ended September 30, 2025, and 2024.

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

As of September 30, 2025, and December 31, 2024, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

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

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of September 30, 2025, and December 31, 2024.

	September 30, 2025
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$35	$-	$-	$35
Total	$35	$-	$-	$35

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Liability classified warrants	$10,096	$-	$-	$10,096
Total	$10,096	$-	$-	$10,096

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the year ended September 30, 2025 (no level 3 assets as of September 30, 2025):

Liability classified warrants
Fair value, December 31, 2024	$10,096
Change in fair value	(10,061)
Fair value, September 30, 2025	$35

Federal Grants

In September 2018, the NIH through NIDA awarded the Company a research and development MPAR Grant. The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A new multi-year MPAR Grant was awarded by NIH through NIDA in August 2024, providing total funding of $15.1 million through May 2027, as adjusted. As September 30, 2025, remaining funding under the grant is $8.9 million.

In September 2019, the NIH/NIDA awarded the Company a second research and development grant related to the development of its TAAP/MPAR abuse deterrent technology for OUD Grant. The total approved budget was approximately $5.4 million, and the grant period ended August 31, 2024.

The Company recognizes revenue when costs related to the grants are incurred and assessed as reimbursable. The Company believes this policy is consistent with the overarching premise in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), applied by analogy, to ensure that it recognizes revenues to reflect the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services, even though there is no “exchange” as defined in ASC 606. The Company believes the recognition of revenue as costs are incurred, and reimbursable amounts become due is analogous to the concept of transfer of control of a service over time under ASC 606.

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
MPAR	$493,104	$1,782,805	$3,184,314	$1,782,805
TAAP/OUD	-	1,636,048	-	2,123,567
Total	$493,104	$3,418,853	$3,184,314	$3,906,372

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	102,089	38,694	81,745	38,694
Warrants	3,590,293	1,255,358	3,000,380	879,657
Convertible Notes	2,316	9,187	6,871	9,187
Consultant Shares	4,600	-	4,600	-
Total	3,699,298	1,303,239	3,093,596	927,538

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid research and development	$692,170	$1,342,461
Prepaid insurance	358,002	315,306
Other prepaid expenses	132,335	42,723
Other current assets	68,134	18,000
Total prepaid expenses and other current assets	$1,250,641	$1,718,490

NOTE 5 – OTHER ASSETS

Other assets consisted of the following:

	September 30, 2025	December 31, 2024
Prepaid insurance	$125,000	$250,000
Deposits	2,551	2,550
Total other assets	$127,551	$252,550

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Accrued research and development	$958,165	$324,521
Accrued consultant compensation	180,000	-
Accrued professional fees	142,568	88,995
Other accrued liabilities	172,822	134,942
Total accrued expenses and other liabilities	$1,453,555	$548,458

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2025, the Company’s commitments included an estimated $7.3 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies funded by federal grants. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of September 30, 2025, and December 31, 2024, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Consultant Dispute

In April 2025, the Company entered into an agreement with a former independent contractor to resolve a dispute over payment. The Company denied the allegations but agreed to settle the matter. In connection with the settlement agreement, the Company issued 20,000 shares of common stock to the consultant in April 2025. As of September 30, 2025, the Company accrued a total settlement value of $0.2 million.

Galephar Agreement

In January 2025, the Company entered into a product development and supply agreement with Galephar Pharmaceutical Research, Inc., a Puerto Rico specialty drug manufacturer (“Galephar”), to support the development, manufacture, packaging and testing of the Company’s PF614 and PF614-MPAR drug products for use in clinical trials and potential future commercial launch.

Upon signing, the Company committed to issue 13,801 restricted shares of common stock (approximately 1% of shares outstanding), subject to vesting in three tranches upon achievement of specific operational and regulatory milestones. The Company accounts for this share grant as nonemployee share-based compensation under ASC 718. One-third of the shares vested immediately upon grant, and the remaining two-thirds will vest as services are performed. During the three and nine months ended September 30, 2025, the Company recognized $0 and $25,806 of stock-based compensation related to the one-third immediate vesting of 4,600 shares upon grant date. As of September 30, 2025, no shares have been issued.

The agreement also provides for milestone-based payments, to be settled in common stock (50% restricted, 50% freely tradeable), based on the trailing five-day average closing price at the time of each milestone achievement. Share-based expense for these milestone grants will be recognized as services are rendered. These awards are liability-classified until shares are issued, at which point they will be reclassified to equity. During the three and nine months ended September 30, 2025, the Company recognized $50,000 and $190,000 of research and development expense to be settled in shares that was related to milestone progression and is accrued under accrued expenses and other liabilities in the consolidated balance sheet. As of September 30, 2025, no shares have been issued.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2026, with no option to renew. As of September 30, 2025, the future lease payments totaled $39,826. The Company recognized total rent expense of $9,088 and $27,265 in the three and nine months ended September 30, 2025 and $8,747 and $26,242 in the three and nine months ended September 30, 2024.

NOTE 8 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of September 30, 2025:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$23,636	$239,636
Financed insurance	148,066	-	148,066
Total	$364,066	$23,636	$387,702

The following table provides a summary of the Company’s outstanding debt as of December 31, 2024:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$14,368	$230,368
Financed insurance	71,292	-	71,292
Total	$287,292	$14,368	$301,660

Interest expense

The interest expense recognized for financed insurance was $3,208 and $4,118 for the three months and nine months ended September 30, 2025 and $4,063 and $6,155 for the three and nine months ended September 30, 2024. Interest expense recognized for the 2023 Notes was $3,161 and $9,268 for the three and nine months ended September 30, 2025 and $0 and $1.3 million for the three and nine months ended September 30, 2024 , which consists of amortization of the debt discount and debt issuance costs and accrued interest.

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

During 2024, the Company converted 49,702 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee as a result of the 2024 February Warrant Inducement (see Note 9) to pay down $0.5 million of the 2023 Notes and incurred $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of September 30, 2025, the remaining amount of the 2023 Notes relates to senior secured convertible promissory notes held by a Company board member (see Note 11).

Financed Insurance Premiums

In June 2025, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments are scheduled from July 2025 through March 2026.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of September 30, 2025, and December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of September 30, 2025:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification

(a)	494,502	$1.90 - $4.05	April 2025 Warrants	Equity
(b)	22,063	$4.3625	March 2025 Warrants	Equity
(c)	1,864,545	$7.05 - $8.8125	August 2024 Warrants	Equity
(d)	16,811	$24.56	February 2024 Warrants	Equity
(e)	162,881	$7.05 - $23.51	2023 Notes Warrants	Equity
(f)	73,474	$54.56 - $41,400	Other Warrants	Equity & Liability
	2,634,276

(a)	On April 24, 2025, the Company issued 1,304,878 equity classified warrants (Common Warrants and placement agent warrants) in connection with the Inducement Letter of the 2025 April warrant inducement. The Common Warrants have an exercise price of $1.90 per share and are immediately exercisable for shares of common stock. One half of the Common Warrants will expire on October 26, 2026, and the other half will expire on April 24, 2030. The placement agent warrants were immediately exercisable with an exercise price of $4.05 per share and expire on April 24, 2030. During the nine months ended September 30, 2025, a holder of the warrants exercised 810,376 warrants at an exercise price of $1.90 per share.

(b)	On March 31, 2025, in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering, the Company issued equity classified warrants to purchase 652,439 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering. The 630,376 investor warrants have an exercise price of $3.24 per share. One half of the warrants will expire on October 1, 2026, and the other half will expire on March 31, 2030. The 22,063 placement agent warrants have an exercise price of $4.3625 per share and expire on March 30, 2030. In connection with the 2025 April Warrant Inducement, 630,376 investor warrants were exercised. As of September 30, 2025, the placement agents remain outstanding.

(c)	On August 29, 2024, in connection with the 2024 Registered Direct Offering and 2024 August Warrant Inducement, the Company issued equity classified warrants to purchase 1,964,666 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2024 Registered Direct Offering and the 2024 August Warrant Inducement. The 1,914,466 investor warrants have an exercise price of $7.05 per share. One half of the warrants expire on May 21, 2026, and the other half expire on November 21, 2029. The 50,200 placement agent warrants have an exercise price of $8.8125 per share and expire on August 28, 2029. In December 2024 and January 2025, investor warrants of 50,760 and 49,361, respectively, were exercised.

(d)	On February 12, 2024, the Company issued 497,047 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 February warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $15.90 per share and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $24.56 per share and expire on May 12, 2028. In connection with the 2024 August Warrant Inducement, 480,236 Series A and Series B warrants were exercised. As of September 30, 2025, the placement agents remain outstanding.

(e)	On October 25, 2023, and November 28, 2023, the Company issued warrants to purchase 83,714 shares and 167,428 shares, respectively. The warrants were immediately exercisable with an exercise price of $23.51 per share and expire on October 25, 2028, and November 28, 2028, respectively. In January 2024, a holder of the warrants exercised 88,261 warrants at an exercise price of $23.51 per share. In August 2024, an inducement letter was issued to a holder of 133,334 warrants to reduce the exercise price from $23.51 to $7.05 per share.

(f)	At various dates from the Closing of the Business Combination through September 30, 2023, the Company assumed or issued a total of 73,474 warrants to provide holders the right to purchase common stock at exercise prices ranging from $54.60 - $41,400 per share. A total of 2,778 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. A total of 2,901 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire beginning June 30, 2026, through August 7, 2028.

NOTE 10 - STOCK-BASED COMPENSATION

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan. In February 2025, the Company’s Board approved an annual increase of 67,789 shares available for future grant under the 2021 Omnibus Plan (“Plan”).

The Company recognized within general and administrative expense stock-based compensation expense of $30,298 and $103,431 for the three and nine months ended September 30, 2025 and $14,497 and $56,643 for the three and nine month ended September 30, 2024. The Company recognized stock-based compensation expense within research and development expense of $66,278 and $267,848 for the three and nine months ended September 30, 2025 and $6,322 and $23,931 for the three and nine months ended September 30, 2024.

Option Activity

During the nine months ended September 30, 2025, the Company granted stock options to purchase an aggregate of 64,000 shares of common stock to employees and members of the board of directors. The options vest over one to four years and have an exercise price of $2.00 to $3.12 per share.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2025:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2024	38,785	$501.65	$8.58	-
Granted	64,000	2.94	9.50	-
Exercised	-	-	-	-
Expired / Forfeited	-	-	-	-
Outstanding at September 30, 2025	102,785	$191.13	$8.87	-
Exercisable at September 30, 2025	64,768	300.39	-	-
Vested and expected to vest	102,785	$191.13	$8.87	-

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

September 30, 2025
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

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2025, was $2.63.

As of September 30, 2025, the Company had an aggregate of $43,681 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 0.88 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

September 30, 2025
Awards outstanding under the Plan	102,785
Awards available for future grant under the Plan	14,385
Warrants outstanding	2,634,276
Shares for consultant compensation agreement outside the Plan	13,801
Total shares of common stock reserved for future issuance	2,765,247

NOTE 11 - RELATED PARTIES

As of September 30, 2025, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 29,547 warrants exercisable for common stock at $23.51 per share issued to a board member in connection to the issuance of the 2023 Notes. The Company and the board member have entered into a forbearance agreement that will expire on April 25, 2026. Upon termination of the forbearance period, the Company will owe the remaining outstanding principal balance together with unpaid interest. The Company may pay the notes in full at any time prior to the conclusion of the forbearance period.

NOTE 12 - SUBSEQUENT EVENTS

The Company has issued 360,188 shares of common stock for cash proceeds of $0.7 million upon exercise of certain April 2025 warrants since September 30, 2025.

In November 2025, the Company completed a convertible preferred stock offering with gross proceeds of $4 million and potentially $16 million of additional funding through future tranches over the next 24 months. The preferred stock is convertible into common stock at a fixed conversion price of $2.50 per share, with an alternate conversion price based upon average stock prices prior to conversion at the holder’s option. The offering includes 50% warrant coverage on each tranche; 880,000 warrants were issued at an exercise price of $2.50 in this initial tranche.

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

We have incurred significant operating losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

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

We have generated limited revenues and have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is sufficient to fund operations into the late fourth quarter of 2025. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2025, and December 31, 2024, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
Federal grants	$493,104	$3,418,853	$(2,925,749)
Operating expenses:
Research and development	2,954,909	1,690,674	1,264,235
General and administrative	1,279,290	1,083,433	195,857
Total operating expenses	4,234,199	2,774,107	1,460,092
Income (loss) from operations	(3,741,095)	644,746	(4,385,841)
Other income (expense):
Change in fair value of liability classified warrants	998	6,403	(5,405)
Interest expense	(6,369)	(4,063)	(2,306)
Other income and expense, net	17,338	14,683	2,655
Total other income (expenses), net	11,967	17,023	(5,056)
Net income (loss)	(3,729,128)	661,769	(4,390,897)
Net loss attributable to noncontrolling interests	-	-	-
Deemed dividend related to warrants down round provision	-	-	-
Net income (loss) attributable to common stockholders	$(3,729,128)	$661,769	$(4,390,897)

Federal Grants

Revenue from federal grants totaled $0.5 million for the three months ended September 30, 2025, compared to $3.4 million for the three months ended September 30, 2024, respectively. This $2.9 million decrease is primarily due to the timing of research activities eligible for funding under the MPAR grant which began in September 2024. The 2024 period included significant funding under the OUD grant with research activity following the selection of a lead product candidate in June 2024.

Research and Development Expenses

Research and development expenses were $3.0 million for the three months ended September 30, 2025, compared to $1.7 million for the three months ended September 30, 2024, representing an increase of $1.3 million. The increase was primarily the result of external research and development costs related to increased clinical and pre-clinical activity for PF614 and PF614-MPAR in the 2025 period. We expect future research and development expenses to increase once we begin the Phase 3 clinical trial for PF614, with such timing dependent upon our ability to raise capital sufficient to fund these expenses.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended September 30, 2025 and $1.1 million the three months ended September 30, 2024. We expect future general and administrative expenses to approximate current levels.

Other Income and Expense

Other income and expense for the three months ended September 30, 2025, consisted primarily of interest income from cash and cash equivalents. The comparative period for 2024 consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs for the 2023 Notes.

Results of Operations

Comparison of the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
Federal grants	$3,184,314	$3,906,372	$(722,058)
Operating expenses:
Research and development	6,763,866	3,416,807	3,347,059
General and administrative	3,879,569	3,643,223	236,346
Total operating expenses	10,643,435	7,060,030	3,583,405
Loss from operations	(7,459,121)	(3,153,658)	(4,305,463)
Other income (expense):
Change in fair value of liability classified warrants	10,061	23,175	(13,114)
Interest expense	(13,385)	(1,279,691)	1,266,306
Other income and expense, net	54,227	(12,413)	66,640
Total other income (expenses), net	50,903	(1,268,929)	1,319,832
Net loss	(7,408,218)	(4,422,587)	(2,985,631)
Net loss attributable to noncontrolling interests	(166)	(74)	(92)
Deemed dividend related to warrants down round provision	-	290	(290)
Net loss attributable to common stockholders	$(7,408,052)	$(4,422,803)	$(2,985,249)

Federal grant funding

Funding from federal grants for the nine months ended September 30, 2025 and 2024 totaled $3.2 million and $3.9 million, respectively. The decrease of approximately $0.7 million is due to the timing of research activities eligible for funding under the OUD and MPAR grants. A decrease of $2.1 million in funding under the OUD grant that ended in August 2024 was offset by an increase of $1.4 million in funding under the MPAR grant which began in September 2024.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2025, and 2024 were $6.8 million and $3.4 million, respectively, representing an increase of $3.3 million. The increase was primarily the result of external research and development costs related to increased clinical and pre-clinical programs for PF614 and PF614-MPAR. We expect future research and development expenses to increase once we begin the Phase 3 clinical trial for PF614, with such timing dependent upon our ability to raise capital sufficient to fund these expenses.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2025, and 2024 were $3.9 million and $3.6 million, respectively. We expect future general and administrative expenses to approximate current levels.

Other income and expense

Other income and expense for the nine months ended September 30, 2025, consisted primarily of interest income from cash and cash equivalents. Other income and expense for the nine months ended September 30, 2024, consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs associated with the 2023 Notes.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of September 30, 2025, we had $1.7 million of cash and cash equivalents. In November 2025, we completed a convertible preferred stock offering with gross proceeds of $4 million. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

The remaining funding under the MPAR federal research grant totaled $8.7 million at September 30, 2025, and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations into the late first quarter of 2026, which raises substantial doubt about our ability to continue as a going concern.

Cash Flows for the nine months ended September 30, 2025, and 2024

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(6,280,459)	$(6,738,610)
Net cash used in investing activities	(123,643)	-
Net cash provided by financing activities	4,575,243	9,768,598
Net increase (decrease) in cash and cash equivalents	$(1,828,859)	$3,029,988

Operating Activities

During the nine months ended September 30, 2025 and 2024, we used cash in operating activities of $6.3 million and $6.7 million, respectively. The decrease primarily resulted from greater cash inflows from grant funding in 2025.

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $4.6 million, primarily consisting of net proceeds from warrant inducements, a public offering of common stock and warrant exercises. During the nine months ended September 30, 2024, net cash provided by financing activities was $9.8 million, primarily consisting of net proceeds from a public offering of common stock, warrant inducement and warrant exercises, and less repayment of convertible notes.

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

Commitments

Our commitments as of September 30, 2025, included an estimated $7.3 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2025, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

ENSYSCE BIOSCIENCES, INC.

Date: November 14, 2025	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

