Form 10-K
period 2025-12-31
Ensysce Biosciences, Inc.
filed 2026-03-30
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-38306

ENSYSCE BIOSCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-2755287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7946 Ivanhoe Avenue, Suite 201 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(858) 263-4196
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ENSC	The Nasdaq Stock Market
Warrants, to purchase one share of Common Stock	ENSCW	Pink Limited Market

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

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $5.3 million. The aggregate market value was computed by reference to the closing price of the common stock on such date.

Registrant had 9,277,819 shares of common stock outstanding as of March 27, 2026.

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

●	Nasdaq may delist our common stock and/or our Public Warrants may not continue to trade on the Pink Limited Market operated by OTC Markets Group, Inc..

●	Our internal controls over financial reporting may not meet all of the standards contemplated by Section 404 of Sarbanes-Oxley Act.

GLOSSARY

Definitions:
2013 Framework	Financial reporting criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013)
2021 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $15.9 million, sold in two closings on September 24, 2021 and November 5, 2021, respectively, pursuant to the Securities Purchase Agreement entered into on September 24, 2021
2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan
2022 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $8.5 million, sold in two closings on June 30, 2022 and August 8, 2022, respectively, pursuant to the Securities Purchase Agreement entered into on June 30, 2022
2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023 and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023
2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million
2024 February Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Warrant Inducement	The Company’s August 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants
2024 August Offering	The Company’s August 2024 registered direct offering of common stock, issuance of private placement warrants and the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants.
2025 Registered Direct Offering	A definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering shares of common stock and pre-funded warrants for an aggregate amount of $1.1 million.
2025 March Warrant Offering	An agreement by the Company to issue and sell unregistered warrants of Common Stock, Series A-5, and Series A-6 warrants to purchase shares of Common Stock.
2025 April Warrant Inducement	The Company’s April 2025 Inducement offer letter entered into with certain holders of existing warrants to purchase 630,376 shares of the Company’s common stock (issued in March of 2025) and the issuance of new warrants exercisable for an aggregate of up to 1,260,752 shares of common stock with an exercise price of $1.90 per share.
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
AUC	Area under the concentration time curve
August Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 480,234 shares of the Company’s common stock (issued in February of 2024) to reduce the exercise price from $15.90 per share to $7.05 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and had an exercise price of $23.51 per share such that the amended warrants have a reduced exercise price of $7.05 per share.
Board	Board of directors of Ensysce, or a committee thereof, as applicable
Business Combination	The definitive merger agreement among LACQ, Merger Sub and Former Ensysce, dated January 31, 2021, providing for, among other things, and subject to terms and conditions therein, the business combination between LACQ and Former Ensysce pursuant to the merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and as a wholly-owned subsidiary of LACQ
CARA	Comprehensive Addiction and Recovery Act
CDC	Center for Disease Control
CDER	Center for Drug Evaluation and Research
cGMP	Current Good Manufacturing Practice
Cmax	Maximum plasma concentration
CMC	Chemistry, manufacturing, and controls
CMOs	Contract manufacturing organizations
CNS	Central nervous system
Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries
COVID-19	Novel coronavirus disease
Covistat	A subsidiary renamed EBIR, Inc.
CROs	Contract research organizations
CSA	Controlled Substances Act
CSOS	Controlled Substance Ordering System
DEA	United States Drug Enforcement Agency

DSCSA	Title II of the Federal Drug Quality and Security Act of 2013, known as the Drug Supply Chain Security Act
EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.
EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company
EMA	European Medicines Agency
Ensysce	Ensysce Biosciences Inc.
EPO	European Patent Office
ETASU	Elements to Elements to Assure Safe Use
Exchange Act	Securities Exchange Act of 1934, as amended
FDA	United States Food and Drug Administration
FDC Act	Federal Food, Drug and Cosmetic Act, as amended
Former Ensysce	Ensysce Biosciences, Inc., a Delaware corporation, prior to the consummation of the merger with and into Merger Sub
GAAP	Generally Accepted Accounting Principles in the United States of America
GCP	Good Clinical Practices
GMP	Good Manufacturing Practices
Hatch-Waxman Act or Hatch-Waxman Amendments	Drug Price Competition and Patent Term Restoration Act of 1984
HHS	United States Department of Health and Human Services
IMPDs	Investigational Medicinal Product Dossiers
IND	Investigational New Drug
Investor Notes	The 2021 Notes, 2022 Notes and 2023 Notes, collectively.
IRB	Institutional Review Board
JOBS Act	Jumpstart Our Business Startups Act of 2012
LACQ	Leisure Acquisition Corp., a Delaware Corporation
LACQ Warrants	Warrants that relate to the Business Combination or were issued prior to it and are exercisable for 1,467 shares of our common stock at a weighted average exercise price of $40,888.50 per share
MAD	Multi-Ascending Dose
Merger	The merger of Merger Sub with and into Former Ensysce, with Former Ensysce continuing as the surviving entity and a wholly owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger.
Merger Agreement	Agreement and Plan of Merger, dated as of January 31, 2021, by and among LACQ, Merger Sub and Former Ensysce, providing for, among other things, and subject to the terms and conditions therein, a business combination between Former Ensysce and LACQ pursuant to the proposed merger of Merger Sub with and into Former Ensysce, with Former Ensysce surviving the transaction as a wholly-owned subsidiary of LACQ, which changed its name to Ensysce Biosciences, Inc. following consummation of the Merger
Merger Sub	EB Merger Sub, Inc., a Delaware corporation, a wholly-owned subsidiary of LACQ prior to the consummation of the Merger

MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology awarded to the Company by NIH through NIDA in September 2018
Nasdaq	The Nasdaq Stock Market LLC
NCE	New Chemical Entity
NDA	New Drug Application
NEO	Named Executive Officer
NIDA	National Institute of Drug Abuse
NIH	National Institutes of Health
NME	New molecular entity
Orange Book	FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations
OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019
PCT	Patent Cooperation Treaty
PDMA	U.S. Prescription Drug Marketing Act
PK	Pharmacokinetics
Prior Warrants	Warrants issued pursuant to the Securities Purchase Agreement. The Prior Warrants issued in (i) 2021 are exercisable for an aggregate of 302 shares of our common stock at an exercise price of $54.60 per share and in (ii) 2022 are exercisable for an aggregate of 2,594 shares of our common stock at an exercise price of $54.60 per share
PTA	Patent Term Adjustment
PTE	Patent Term Extension
Public Warrants	The redeemable warrants issued by us and sold as part of the units in the LACQ IPO (whether they were purchased in the LACQ IPO or thereafter in the open market). The Public Warrants are exercisable for an aggregate of approximately 2,778 shares of our common stock at an exercise price of $41,400.00 per share
R&D	Research and Development
Registered Direct Offering	August 2024 registered direct offering of common stock (236,880 shares), private placement warrants (to purchase up to 473,760 shares) and the cash exercise of certain existing warrants (480,234 warrant shares) at a reduced price and the issuance of new warrants (to purchase up to 1,440,701 shares).
Recro	Recro Gainesville LLC
Recro Agreement	Manufacturing Agreement, dated September 19, 2019, by and between Recro Gainesville LLC and the Company
REMS	Risk evaluation and mitigation strategy
Resale Registration Statement	Ensysce’s Resale Registration Statement filed on August 9, 2021
SARS-CoV-2	Severe acute respiratory syndrome coronavirus 2
SAQ	Signature Acquisition Corp., a wholly-owned subsidiary of Signature
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Securities Purchase Agreement	The Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, October 23, 2023, or August 28, 2024 as the context dictates, by and between Ensysce and the institutional investors party thereto
Series B Preferred Stock Financing	The Company’s November 2025 financing transaction of a registered direct offering and concurrent private placement, involving the issuance of 4,000 shares of convertible Series B Preferred Stock and 992,000 equity classified warrants of which 880,000 warrants were issued to certain institutional investors and 112,000 warrants to the placement agent.
Signature	Signature Therapeutics Inc.
SPA	A Securities Purchase Agreement, dated as of September 24, 2021, June 30, 2022, October 23, 2023, or August 28, 2024 as the context dictates, by and between Ensysce and the institutional investors party thereto
SUPPORT Act	Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act
TAAP	Trypsin Activated Abuse Protection
TEAEs	Treatment-emergent adverse events
USPTO	United States Patent and Trademark Office

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions, or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs or current expectations concerning, among other things, results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which we operate. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting our company. Factors that may impact such forward-looking statements include:

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	our ability to continue as a going concern for the next twelve months;

●	the risk that our common stock will be delisted from Nasdaq if we are not able to regain and maintain compliance with applicable listing standards;

●	the risk that our lead product candidate PF614 and PF614-MPAR may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for our research and development activities and clinical trials

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Annual Report on Form 10-K;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;

●	potential litigation associated with the Business Combination Transactions;

●	other factors disclosed in this Annual Report on Form 10-K; and

●	other factors beyond our control.

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

Channels for Disclosure of Information

Investors, the media, and others should note that we announce material information to the public through filings with the SEC, the investor relations page on our website, blog posts on our website, press releases, public conference calls, webcasts, and our X feed (@EnsysceBio).

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

Our current development pipeline includes two new drug platforms - an abuse-resistant opioid prodrug technology – the Trypsin Activated Abuse Protection, or the TAAP platform, and an overdose protection opioid prodrug technology - the Multi-Pill Abuse Resistant, or the MPAR® platform. The TAAP platform is designed to seek to improve the care of patients with severe pain while reducing the human and economic costs associated with prescription opioid drug abuse. The MPAR® platform when combined with our TAAP prodrugs is designed not only to seek to prevent abuse of prescription drugs but also to reduce overdose occurrences. Each prodrug is intended to be able to be combined with our MPAR® technology for overdose protection.

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

Our pipeline has been developed over the course of more than twenty years of research and investment and includes three clinical-stage product candidates. While our principal focus and lead product candidates are geared towards combating abuse and overdose of opioid drugs, we have, over the years of research and development, discovered and recognized qualities and unique features of certain product candidates that may be useful in addressing other treatments.

PF614

PF614 is our lead TAAP prodrug candidate under development for the treatment of acute or chronic pain. PF614 is a delayed release TAAP prodrug designed to release oxycodone under certain specific physiological circumstances when taken orally. PF164 was evaluated for safety and pharmacokinetic release of oxycodone in a Phase 1 single ascending dose clinical trial in 64 healthy subjects. The trial showed that PF614 was well tolerated with no serious adverse events. The study also showed pharmacokinetics had a maximum blood concentration of oxycodone at 4 to 6 hours after swallowing PF614, demonstrating its delayed release profile. A second Phase 1b multi-ascending dose study (MAD) was initiated in 2021 to evaluate PF614 delivered to healthy subjects twice daily for 4.5 days. This study evaluated both safety and PK, with a second part to evaluate the bioequivalence (BE) of PF614 versus OxyContin. Final data from this trial was reported in July 2022. The MAD study demonstrated both the safety of PF614 showing it was well tolerated at doses up to 200 mg, which was comparable to 80 mg of OxyContin both delivered twice daily. The BE study arm followed the successful completion of the multi-ascending twice-daily dosing study of PF614 and compared the release of oxycodone from PF614 versus OxyContin® administered to subjects in both fasted and fed states. It was concluded that 100 mg PF614 was bioequivalent to 40 mg OxyContin under both fasted and fed conditions. This data is critical to understand future prescribing criteria for PF614 as an agent bioequivalent to OxyContin and therefore may be developed through the 505(b)(2) regulatory path as defined by the FDA. The intranasal (IN) and oral human abuse potential of PF614 was assessed in two different studies. In study 1, PF614-103, we evaluated the abuse potential of PF614 100 mg relative to crushed oxycodone immediate-release (IR) tablets 40 mg (equivalent opioid doses) and placebo following intranasal administration. In study 2, PF614-104, we evaluated the oral abuse potential of intact PF614 at 3 different dose levels 50, 100 and 200 mg to IR oxycodone 40 mg and placebo. The purpose of this study is to assess the PK and human oral abuse potential of PF614. An efficacy study, PF614-201 was conducted to evaluate 50 and 100 mg PF614 in 16 healthy male subjects for the time of onset of pain relief and the ability of PF614 to relieve pain. The data was used to design our Phase 3 clinical trial.

We initiated our pivotal Phase 3 trial, PF614-301, examining the efficacy of PF614 in post-operative acute pain following abdominoplasty in July 2025 and enrollment began in December 2025. We believe PF614 has the potential to provide a safer alternative to the abuse deterrent formulated opioid products that are currently commercially available.

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

A second three-part trial, PF614-MPAR-102, began in December 2024 to examine a 100 mg dose of PF614-MPAR. Parts 1 and 2 of the trial have been completed and Part 3 is currently ongoing. MPAR is being tested clinically in partnership with Quotient Sciences, using its integrated Translational Pharmaceutics® platform to search for a PF614-MPAR formulation that allows conversion into oxycodone within the prescribed dose range but reduces conversion to oxycodone at higher than prescribed dose levels in an overdose scenario.

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

Opioids are offered in a variety of dosages including immediate-release tablets (or capsules), extended-release tablets (or capsules), patches, and other dose forms. Oxycodone is one of the most effective pain killers available today. This drug helps the patient to overcome pain and focus on his or her work. Opioids have a risk of dependence and, when used improperly, a common side effect of high doses of opioids like oxycodone can be euphoria, or a “high.” As a result of these side effects, opioids have become amongst the most misused or abused prescription drugs in the United States. Opioid abuse was declared a public-health emergency in 2017 when more than 91 people died each day from opioid-related overdoses. In 2021, the total number of opioid-related deaths rose to 109,600, whereas in 2022 that number declined to 81,806. CDC data projects that almost 80,000 people die every year from opioid overdose, of which prescription opioids factor into 12.4% of these deaths (https://drugabusestatistics.org/opioid-epidemic/).

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

PF614-301 Phase 3 Clinical Trial

The pivotal PF614-301 trial is a multicenter, randomized, double-blind, placebo-controlled study evaluating the efficacy and safety of PF614 for the treatment of moderate to severe pain following abdominoplasty. The study is designed to demonstrate PF614’s ability to provide strong, consistent post-surgical pain relief while incorporating an innovative chemical mechanism intended to reduce the risk of abuse. The trial will also evaluate PF614’s potential to provide a smoother, safer treatment of severe acute pain using twice daily dosing with reduced highs and lows in blood drug concentration, an approach which is seen as beneficial by leaders in the field. Enrollment in the study began in December 2025.

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

PF614-MPAR-102 Phase 1b Clinical Trial

The primary objectives of the Phase 1b study are to assess the pharmacokinetics of oxycodone when PF614 is administered alone and with formulated nafamostat, evaluate a food effect, and explore PF614-MPAR delivered in a multi-ascending dose study. The study initiated in December 2024 and is expected to be completed in 2026.

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

TAAP and MPAR® Patents and Applications for Opioids

We are the owner of patent families that include several granted U.S. patents, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia, relating to chemically modified opioids, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety and pharmaceutical compositions containing these modified opioids, pharmaceutical compositions containing these modified opioids and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain. Three of these patent families are directed to ketone containing opioids and cover PF614 and PF614-MPAR and certain methadone TAAP product candidates that are still in the discovery phase. These three families contain issued patents in the United States and certain foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia and expire between 2030 and 2032, subject to any applicable patent term extension that might be available in a jurisdiction. We also own issued United States and pending Patent Cooperation Treaty (PCT), and Taiwan applications directed to oral formulations of PF614-MPAR, which if pursued and issued would expire in 2042, subject to any potential patent term adjustment or extension that may be available in a jurisdiction. We also own one patent family that includes granted patents in the United States, as well as granted patents and pending patent applications in numerous foreign jurisdictions, including Australia, Brazil, Canada, China, Europe, India, Japan, and Russia, relating to chemically modified ketone-containing agents, such as oxycodone, methadone, and hydromorphone, covalently linked using specific linkers to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing these modified ketone-containing agents, pharmaceutical compositions containing these modified ketone-containing agents and a gastrointestinal enzyme inhibitor, and methods of using the same to treat pain, would cover certain methadone TAAP product candidates that are still in discovery phase and expire in 2032. While we own these patent families, we have not updated records in the various patent offices to reflect our ownership of these patent families. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. Furthermore, as noted above, we have not obtained assignments for certain patent applications relating to abuse-resistant amphetamines.

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

TAAP and MPAR® Patents and Applications for Amphetamines

We are the owner of two patent families that include issued and pending applications in the United States and numerous European foreign jurisdictions relating to chemically modified amphetamines covalently linked to a gastrointestinal enzyme-cleavable moiety, pharmaceutical compositions containing the modified amphetamines, pharmaceutical compositions containing the modified amphetamines and a gastrointestinal enzyme inhibitor and methods of using the same to treat a subject. While we own these patent families, we have not updated the records in the various patent offices to reflect our ownership of this patent family. Failure to update such ownership may result in an innocent purchaser potentially acquiring rights in such patents that are adverse to our interests. In addition, we own pending United States and European patent applications directed to pharmaceutical compositions containing chemically modified amphetamines covalently linked to a gastrointestinal enzyme-cleavable moiety and a trypsin inhibitor and methods of using the same to treat a subject. We have not obtained assignments from all of the inventors of these applications to date, which could negatively impact our ability to pursue or enforce this application. If issued, these patent applications would expire between 2031 and 2040, subject to any applicable patent term adjustment or extension that might be available in a jurisdiction.

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

Government Grants

We have received funding under federal grant award programs through governmental agencies, such as the NIH and NIDA. For the year ended December 31, 2025, we received federal grant funding totaling $4.8 million from NIH related to the Phase 1 clinical trial for PF614-MPAR. Current remaining funding under the PF614-MPAR grant totaled $2.1 million as of December 31, 2025, covering the period through May 2026. The PF614-MPAR grant also includes $5.3 million of pending funding from June 2026 through May 2027. We may apply for additional grant funding from these or similar governmental agencies in the future.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the United States. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, currently exceeding $4.6 million for Fiscal Year 2026. Under an approved NDA, the applicant is also subject to an annual program fee, currently exceeding $440,000. These fees typically increase annually. Under limited circumstances, an applicant may be exempt from or seek a waiver of the application fee requirement.

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

Properties

Our principal executive office is located at 7946 Ivanhoe Ave., Suite 201 in La Jolla, California, where we lease a total of 850 square feet of office space that we use for our administrative activities. All development activities are undertaken at contract research organizations. The lease expires in October 2026. We believe that our current arrangements will be sufficient to meet our needs for the foreseeable future, and that, should it be needed, suitable space will be available to accommodate our administrative activities.

Human Capital Resources (Employees)

We have eight full-time employees and two part-time employees. Of these, five have a Ph.D. From time to time, we also retain independent contractors to support our organization. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

We require substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate our product discovery and development programs or commercialization efforts.

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

We believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2026, while advancing our main product candidates such as, PF614 and PF614-MPAR and nafamostat through their respective next phases of clinical development. Our estimate may prove to be wrong, and we could use our available capital resources, if any, sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. To the extent this occurs, it could impose significant dilution on our stockholders.

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

We currently have eight full-time employees and two part-time employees. Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel.

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

Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions, engaging in acquisition, merger or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends or encumbering our assets to secure future indebtedness. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. Certain warrants we have issued contain such restrictions including a pledge of substantially all of our tangible and intangible assets, including our intellectual property.

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

If we are unable to regain and maintain compliance with the listing standards of Nasdaq, our common stock could be delisted and may become subject to “penny stock” rules, which could have a material adverse effect on the liquidity of our common stock, the ability of investors to sell their shares and our ability to raise funding.

On November 14, 2024, we received notice from Nasdaq stating that we had demonstrated compliance with the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) as of September 30, 2024. On December 20, 2024, we received notice from Nasdaq that we had regained compliance with the bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). As of September 30, 2025, we were not in compliance with that stockholders’ equity requirement but on November 14, 2025, we raised additional capital and our stockholders’ equity then exceeded the requirement. On February 25, 2026, we received notice from Nasdaq that we are no longer in compliance with the bid price requirement because the price of our common stock has remained below $1.00 for more than 30 consecutive business days. We have until August 24, 2026, and possibly longer, to regain compliance with the bid price requirement. There can be no assurance that we will be able to regain and/or maintain compliance with such Nasdaq Listing Rules and our common stock could be delisted.

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

Item 2. Properties

Our principal executive office is located at 7946 Ivanhoe Ave., Suite 201 in La Jolla, California, where we lease a total of 850 square feet of office space that we use for our administrative activities. All development activities are undertaken at contract research organizations. The lease expires in October 2026. We believe that our current arrangements will be sufficient to meet our needs for the foreseeable future, and that, should it be needed, suitable space will be available to accommodate our administrative activities.

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

The closing price of our common stock and Public Warrants on March 27, 2026, was $0.5275 and $0.007, respectively. Over-the-counter market quotations on the Pink Limited Market operated by OTC Market Group, Inc. reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders

As of March 27, 2026, there were approximately 66 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, with respect to securities that may be issued under our equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	102,785	$191.13	14,385
Equity compensation plans not approved by security holders	-	-	-
Total	102,785	$191.13	14,385

Recent Sales of Unregistered Securities and Use of Proceeds

Previously disclosed in Current Reports on Form 8-K.

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

We have generated limited revenues and have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is sufficient to fund operations into the second quarter of 2026. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

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

Series B Preferred Stock Financing

On November 13, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”) providing for (i) a registered direct offering and (ii) a concurrent private placement (collectively, the “Offerings”). The registered direct offering closed on November 14, 2025.

In the registered direct offering, the Company issued 1,513 shares of Series B Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), convertible into 665,922 shares of common stock, par value $0.0001 per share (the “Common Stock”, the “Underlying Shares”). The Preferred Stock has a stated value of $1,100 per share, was sold at $1,000 per share, and is convertible into Common Stock at a conversion price of $2.50 per share, subject to customary anti-dilution adjustments. The Preferred Stock and the Underlying Shares were issued pursuant to an effective registration statement on Form S-3.

In the concurrent private placement, the Company issued 2,487 unregistered shares of Preferred Stock convertible into up to 1,094,078 shares of Common Stock, subject to adjustment, as well as warrants (the “Warrants”) to purchase up to 880,000 shares of Common Stock, subject to adjustment. The Warrants have an exercise price of $2.50 per share, subject to customary anti-dilution adjustments, are exercisable beginning six months after issuance, and expire on the fifth anniversary of the later of (i) the effectiveness of a resale registration statement covering the Warrants and (ii) receipt of required stockholder approval (“Stockholder Approval”).

The Company evaluated the terms of the Series B Preferred Stock for embedded features that may require bifurcation as derivative instruments under ASC 815. Certain features were identified that met the definition of a derivative. However, the Company concluded that the fair value of such features was not material to the financial statements and accordingly did not recognize them as separate derivative liabilities. The Company will continue to reassess this conclusion at each reporting period.

2025 April Warrant Inducement

In April 2025, we entered into an Inducement Letter with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 630,376 share of our common stock, par value $0.0001 per share. The warrants were issued in March 2025 with an exercise price of $3.24 share. The shares of common stock issuable upon exercise of such outstanding warrants are registered pursuant to an effective register statement on Form S-3.

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

2025 Registered Direct Offering and 2025 March Warrant Offering

In March 2025, we entered into a Stock Purchase Agreement with certain institutional investors, pursuant to which we agreed to issue and sell in a registered direct offering, (i) an aggregate of 239,594 shares of common stock, par value $0.0001 per share at an offering price of $3.49 per share, (ii) pre-funded warrants to purchase up to 75,594 shares of common stock, at a price per pre-funded warrant equal to $3.4899, the price per share less $0.0001, for gross proceeds of approximately $1.1 million before the deduction of placement agent fees and offering expenses. The pre-funded warrants were fully exercised as of March 31, 2025, and the related common shares were issued in April 2025.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the United States federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our tax return period for United States federal income taxes for the tax years since 2022 remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions, if any. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or whether our position is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions is recorded as a component of our provision for income taxes. To date, no amounts are being presented as an uncertain tax position.

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

Results of Operations

Comparison of the Years ended December 31, 2025 and 2024

	Year Ended December 31,
	2025	2024	Change
Federal grants	$5,066,650	$5,210,031	$(143,381)
Operating expenses:
Research and development	10,376,895	7,219,437	3,157,458
General and administrative	4,930,701	4,720,728	209,973
Total operating expenses	15,307,596	11,940,165	3,367,431
Loss from operations	(10,240,946)	(6,730,134)	(3,510,812)
Other income (expense):
Change in fair value of liability classified warrants	10,096	16,292	(6,196)
Interest expense	(18,767)	(1,290,444)	1,271,677
Other income and expense, net	73,430	17,277	56,153
Total other income (expenses), net	64,759	(1,256,875)	1,321,634
Net loss	$(10,176,187)	$(7,987,009)	$(2,189,178)
Net loss attributable to noncontrolling interests	(487)	(74)	(413)
Deemed dividend related to warrants down round provision	-	290	(290)
Net loss attributable to common stockholders	$(10,175,700)	$(7,987,225)	$(2,188,475)

Federal Grants

Revenue from federal grants totaled $5.1 million for the year ended December 31, 2025, compared to $5.2 million for the year ended December 31, 2024, respectively. The $0.1 million difference is due to the timing of research activities eligible for funding under the OUD and MPAR grants. A decrease of $2.1 million in funding under the OUD grant that ended in August 2024 was offset by an increase of $2.0 million in funding under the MPAR grant which began in September 2024.

Research and Development Expenses

Research and development expenses were $10.4 million for the year ended December 31, 2025, compared to $7.2 million for the year ended December 31, 2024, respectively, representing a increase of $3.2 million. The increase was primarily the result of external research and development costs related to increased clinical and pre-clinical programs for PF614 and PF614-MPAR. We expect future research and development expenses to increase once we begin the Phase 3 clinical trial for PF614, with such timing dependent upon our ability to raise capital sufficient to fund these expenses.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the year ended December 31, 2025, compared to $4.7 million for the year ended December 31, 2024 respectively, representing an increase of $0.2 million. We expect future general and administrative expenses to approximate current levels.

Other Income and Expense

Other income and expense for the year ended December 31, 2025, consisted primarily of interest income from cash and cash equivalents. Other income and expense for the year ended December 31, 2024, consisted primarily of interest expense associated with the amortization of the original issue discount and the debt issuance costs associated with the 2023 Notes.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of December 31, 2025, we had $4.3 million of cash and cash equivalents. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidates for several years, if at all.

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

The remaining cash funding under the MPAR federal research grant totaled $7.4 million at December 31, 2025 and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations into the second quarter of 2026, which raises substantial doubt about our ability to continue as a going concern.

For additional information on risks associated with our substantial capital requirements, please read the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Cash Flows for the years ended December 31, 2025 and 2024

The following table summarizes our cash flows for each of the periods presented:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(7,806,292)	$(7,502,700)
Net cash used in investing activities	(123,643)	-
Net cash provided by financing activities	8,738,212	9,881,173
Net increase in cash and cash equivalents	$808,277	$2,378,473

Operating Activities

During the years ended December 31, 2025 and 2024, we used cash in operating activities of $7.8 million and $7.5 million, respectively. The increase primarily result from the timing of vendor invoicing and payments.

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $8.7 million, primarily consisting of net proceeds from Series B Preferred stock financing, warrant inducements, a public offering of common stock and warrant exercises. During the year ended December 31, 2024, net cash provided by financing activities was $9.9 million, primarily consisting of net proceeds from the August 2024 public offering, warrant exercises and warrant inducements, net of transaction costs, less repayment of convertible notes of million and financed insurance premiums.

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

Commitments

Our commitments as of December 31, 2025 included an estimated $18.7 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

Interest Rate Risk

Our cash and cash equivalents as of December 31, 2025, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.

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

As of December 31, 2025, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013) (the “2013 Framework”). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on these criteria.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Executive Officers and Directors

The following persons are our executive officers and directors:

Name	Age*	Position
Executive Officers
Lynn Kirkpatrick, Ph.D.**	69	President, Chief Executive Officer and Class III Director
Geoffrey Birkett	63	Chief Commercial Officer
David Humphrey	57	Chief Financial Officer, Secretary and Treasurer
Jeffrey Millard, Ph.D.	50	Chief Operating Officer
Linda Pestano, Ph.D.	57	Chief Development Officer
William Schmidt, Ph.D.	75	Chief Medical Officer
Directors**
William Chang	69	Class I Director
Bob Gower, Ph.D.	88	Class II Director and Chairman of the Board
Adam S. Levin, M.D.	47	Class III Director
Steve R. Martin	64	Class III Director
Lee Rauch	72	Class I Director
Curtis Rosebraugh, M.D., MPH	68	Class II Director

*Ages presented as of December 31, 2025

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

Composition of the Board

Our business and affairs are managed under the direction of the Board. Our Board consists of seven directors, which are divided into three classes (Class I, II and III) with Class I and II each consisting of two directors and Class III consisting of three directors.

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

Audit Committee

We have an audit committee consisting of Steve R. Martin, who serves as the chairperson, Bob Gower and Lee Rauch. Each member of the audit committee qualifies as an independent director under the Nasdaq corporate governance standards and the independence requirements of Rule 10A-3 of the Exchange Act. Our Board has determined that Steve R. Martin qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of Nasdaq.

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

Insider Trading Policies and Procedures

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees, or by the Company itself. We believe that this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards.

Item 11. Executive & Director Compensation

This section discusses the material components of the executive compensation program for our named executive officers. Our named executive officers, consisting of our principal executive officer and the next two most highly compensated executive officers, for the year ended December 31, 2025, were:

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

Summary Compensation Table

The following table sets forth information concerning the compensation earned by our NEOs in respect of our fiscal years ended December 31, 2025 and December 31, 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock and Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Dr. Lynn Kirkpatrick, PhD. Chief Executive Officer	2025	453,667	-	22,624	-	10,500	486,791
	2024	432,042	-	-	-	10,350	442,392
Dave Humphrey Chief Financial Officer	2025	378,967	-	19,796	-	10,500	409,263
	2024	360,917	-	-	-	10,350	371,267
Geoff Birkett Chief Commercial Officer	2025	350,300	-	16,968	-	10,500	377,768
	2024	333,625	-	-	-	10,009	343,634

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the restricted stock awards and stock option awards granted. This amount has been computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718. This amount does not reflect the actual economic value that will be realized by a named executive officer upon the vesting of the stock awards or stock options, the exercise of the stock options, or the sale of the common stock underlying such awards.

(2)	Amounts shown represent 401(k) matching contributions.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation in 2025

The compensation of our NEOs generally consists of base salary, annual cash bonus opportunities and long-term incentive compensation in the form of equity awards, as described below.

Base Salary

The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and contributions. Base salaries were initially set at the time each NEO commenced employment with us, are reviewed annually and may be increased based on the individual performance of the NEO, company performance, any change in the executive’s position within our business, the scope of the executive’s responsibilities and any changes thereto. Effective March 1, 2025, the NEO’s annual base salary rates were $457,300 for Dr. Kirkpatrick, $382,000 for Mr. Humphrey and $353,100 for Mr. Birkett.

Annual Performance-Based Bonuses

Each of our NEOs’ performance-based cash bonus opportunity is expressed as a percentage of base salary that can be achieved at a target level by meeting predetermined Company performance objectives established by the Board or the Compensation Committee. The annual bonus for Dr. Kirkpatrick is targeted at 50% of her base salary, and Mr. Humphrey and Mr. Birkett’s annual bonuses are targeted at 30% of their respective base salary. There are no amounts accrued for bonuses as of December 31, 2025.

Long-Term Equity Incentives

In 2021, the Company maintained the Ensysce Biosciences, Inc. 2021 Omnibus Incentive Plan to provide equity-based incentive awards, designed to align our interests and the interests of our stockholders with those of our employees and consultants, including our NEOs. On January 26, 2022, our stockholders approved the 2021 Amended and Restated Plan. All grants effectuated under predecessor equity plans were converted to grants outstanding under the 2021 Amended and Restated Plan. In February 2025, the 2021 Amended and Restated Plan was amended to increase the number of awards authorized from 53,668 to 121,457.

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

We do not maintain any defined benefit pension plans or nonqualified deferred compensation plans.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding equity awards held by our NEOs as of December 31, 2025.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)
Dr. Lynn Kirkpatrick, PhD.	1/15/2016	74	0	11,484.00	1/15/2026	-	-
	1/4/2017	128	0	6,588.00	1/4/2027	-	-
	2/5/2018	228	0	6,048.00	2/5/2028	-	-
	3/1/2019	183	0	9,324.00	2/28/2029	-	-
	3/15/2019	2	0	9,324.00	3/14/2029	-	-
	2/17/2022	53	3	5,040.00	2/17/2032	-	-
	10/25/2023	6,667	0	17.70	10/25/2033	-	-
	3/28/2025	6,000	2,000	3.12	3/28/2035
Dave Humphrey	2/4/2022	77	0	11,268.00	2/4/2032	-	-
	2/17/2022	22	1	5,040.00	2/17/2032	-	-
	10/25/2023	6,667	0	17.70	10/25/2033	-	-
	3/28/2025	5,249	1,751	3.12	3/28/2035
Geoff Birkett	10/1/2018	6	0	9,324.00	9/30/2028	-	-
	3/1/2019	92	0	9,324.00	2/28/2029	-	-
	2/17/2022	13	1	5,040.00	2/17/2032	-	-
	10/25/2023	5,001	0	17.70	10/25/2033	-	-
	3/28/2025	4,500	1,500	3.12	3/28/2035

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

The following table sets forth specified executive compensation and financial performance measures for our three most recently completed fiscal years, as required under guidance for Smaller Reporting Companies provided by the SEC. We have not paid dividends and do not sponsor any pension arrangements; thus, no adjustments are made for these items.

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (2)	Average Summary Compensation Table Total for Non-PEO NEOs (3)	Average Compensation Actually Paid to Non-PEO NEOs (4)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return (5)	Net Income (Loss)
2025	$486,791	$470,295	$393,516	$380,113	$0.68	($10,175,700)
2024	$442,392	$442,392	$357,451	$357,451	$6.03	($7,987,225)
2023	$508,575	$507,187	$417,152	$416,177	$11.78	($10,626,011)

(1)	For all fiscal years presented, the principal executive officer (“PEO”) was our Chief Executive Officer, Dr. Lynn Kirkpatrick.
(2)	The amounts disclosed reflect the following adjustments to the amounts reported in the Summary Compensation Table for the PEO:

Year	Less: Grant Date Value of Equity Awards	Fair Value as of Year End of Awards Granted in the Year and Outstanding and Unvested as of Year End	Change in Fair Value of Awards Granted in Prior Years and Outstanding and Unvested as of Year End	Fair Value as of Vesting Date of Awards Granted and Vested in the Year	Change in Fair Value of Awards Granted in Prior Years that Vested in the Year	Less: Fair Value as of Prior Year End of Awards Forfeited in the Year	Total Adjustments
2025	$(22,624)	$1,532	$-	$4,596	$-	$-	$(16,496)
2024	$-	$-	$-	$-	$-	$-	$-
2023	$(93,800)	$-	$(809)	$93,800	$(579)	$-	$(1,388)

(3)	For all fiscal years presented, the Non-PEO NEOs were Dave Humphrey and Geoff Birkett.
(4)	The amounts disclosed reflect the following adjustments to the amounts reported in the Summary Compensation Table for the Non-PEO NEOs:

Year	Less: Grant Date Value of Equity Awards	Fair Value as of Year End of Awards Granted in the Year and Outstanding and Unvested as of Year End	Change in Fair Value of Awards Granted in Prior Years and Outstanding and Unvested as of Year End	Fair Value as of Vesting Date of Awards Granted and Vested in the Year	Change in Fair Value of Awards Granted in Prior Years that Vested in the Year	Less: Fair Value as of Prior Year End of Awards Forfeited in the Year	Total Adjustments
2025	$(18,382)	$1,245	$-	$3,734	$-	$-	$(13,403)
2024	$-	$-	$-	$-	$-	$-	$-
2023	$(82,075)	$-	$(362)	$82,075	$(613)	$-	$(975)

(5)	Total Shareholder Return is calculated as the sum of (i) the cumulative amount of dividends for the measurement period, assuming reinvestment of all dividends, if any, plus (ii) the cumulative increase or decrease in the price of our common stock each respective year, divided by the price of our common stock at the beginning of the measurement period.

Relationship Between Compensation Actually Paid and Company Total Shareholder Return (“TSR”)

Relationship Between Compensation Actually Paid and Net Income (Loss)

Director Compensation

The following table provides summary information concerning compensation paid or accrued by us to or on behalf of our non-employee directors for services rendered to us as of December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)

Bob Gower	25,000	5,656	30,656
William Chang	7,500	5,656	13,156
Andrew Benton	7,500	5,656	13,156
Steve Martin	15,000	5,656	20,656
Adam Levin	10,000	5,656	15,656
Lee Rauch	10,000	5,656	15,656
Curt Rosebraugh	7,500	5,656	13,156

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of shares of our common stock by (i) each director, (ii) each named executive officer, (iii) all directors and executive officers as a group, and (iv) each person who we know beneficially owns more than 5% of our common stock as of March 23, 2026, unless otherwise indicated below.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 23, 2026, but excludes unvested stock options. Except as otherwise indicated, all of the shares reflected in the table are shares of common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 23, 2026. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Percentage ownership calculations for beneficial ownership for each person or entity are based on 9,277,819 shares outstanding as of March 23, 2026. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Ensysce Biosciences, Inc., 7946 Ivanhoe Avenue, Suite 201, La Jolla, California 92037. All share amounts have been adjusted for prior reverse stock splits.

Beneficial Ownership Table

Name and Address of Beneficial Owners	Number of Shares	Percentage
Officers and Directors
Dr. Lynn Kirkpatrick (1)	15,371	*
Geoff Birkett (2)	11,113	*
David Humphrey (3)	13,781	*
Jeff Millard (4)	2,500	*
Linda Pestano (5)	11,056	*
William Chang (6)	2,733	*
Bob Gower (7)	43,655	*
Adam Levin (8)	3,345	*
Steve R. Martin (9)	3,364	*
Lee Rauch (10)	3,345	*
Curtis Rosebraugh (11)	3,345	*
All directors and named executive officers as a group (eleven individuals)	113,608	1.2%

Greater than 5% Holders
None	—	—

*	Indicates less than 1%.
(1)	Includes 15,264 shares subject to options.
(2)	Consists of shares subject to options.
(3)	Includes 13,767 shares subject to options.
(4)	Consists of shares subject to options.
(5)	Consists of shares subject to options.
(6)	Includes 2,011 shares subject to options, 209 shares owned directly by Mr. Chang and his wife and 513 shares owned through trusts in which Mr. Chang has sole or shared voting and dispositive power. The business address for Mr. Chang is 520 El Camino Real, 9th Floor, San Mateo, CA 94402.
(7)	Includes 2,013 shares subject to options, 8,126 shares held directly and 33,516 shares that may be acquired through the exercise of (i) warrants acquired in connection with the October 2023 Securities Purchase Agreement and (ii) warrants acquired in 2022. The business address for Mr. Gower is 101 Westcott, Unit 303, Houston, Texas 77007.
(8)	Consists of shares subject to options.
(9)	Consists of shares subject to options.
(10)	Consists of shares subject to options.
(11)	Consists of shares subject to options.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than the agreements and arrangements described under the section entitled “Executive & Director Compensation” and the transactions described below, since January 1, 2025, there has not been and there is not currently proposed, any transaction or series of similar transactions to which (i) we were, or will be, a participant; (ii) the amount involved exceeded, or will exceed, $120,000 or 1% of the average of our total assets at December 31, 2024 and 2025; and (iii) in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

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

Pursuant to its Audit Committee charter, the Audit Committee has the responsibility to review, approve or ratify any Related Person Transactions. During 2025, no director or officer adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities as either a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Director Independence

Nasdaq listing rules require that a majority of the board of directors of a company listed on Nasdaq be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship that, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Based on information provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board determined that each of Bob Gower, William Chang, Steve R. Martin, Adam S. Levin, Lee Rauch and Curtis Rosebraugh is an independent director under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act. In making these determinations, the Board considered the current and prior relationships that each non-employee director has and will have with us and all other facts and circumstances that the Board deems relevant in determining independence, including the beneficial ownership of our common stock by each non- employee director (and related entities) and the transactions involving them described in the section entitled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accountant Fees and Services

On April 10, 2023, the Audit Committee of our Board appointed Moss Adams LLP (“Moss Adams”) as our independent registered public accounting firm to audit our consolidated financial statements beginning with the fiscal year ending December 31, 2023. On June 3, 2025, Moss Adams merged with Baker Tilly US, LLP (“Baker Tilly”) and now operates as Baker Tilly.

The following table sets forth the aggregate fees incurred for our independent registered accounting firm for the fiscal years ended December 31, 2025 and 2024. These fees are categorized as audit fees, audit-related fees, tax fees, and all other fees. The nature of the services provided in each category is described below the table.

	2025	2024
Audit Fees	$477,030	$409,678
Audit-Related Fees	27,300	30,500
Tax Fees	—	—
All Other Fees	—	—
Total	$504,330	$440,178

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

Tax fees. There were no fees billed for tax fees for the fiscal years ended December 31, 2025 and 2024.

All other fees. There were no fees billed for professional services rendered for other compliance purposes for the fiscal years ended December 31, 2025 and 2024.

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

ENSYSCE BIOSCIENCES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Ensysce Biosciences Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ensysce Biosciences, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for Series B Convertible Preferred Stock

As described in Note 9 to the consolidated financial statements, the Company entered into a Securities Purchase Agreement in November 2025 with an institutional investor providing for a registered direct offering and concurrent private placement for aggregate financing of $4 million. The Securities Purchase Agreement involved the issuance of 4,000 shares of Series B Convertible Preferred Stock and 992,000 warrants of which 880,000 warrants were issued to certain institutional investors and 112,000 warrants were issued to the placement agent. The Company determined both the Series B Convertible Preferred Stock and the warrants were equity-classified. Additionally, certain embedded features were identified and assessed to determine whether separate recognition at fair value was required. The Company determined that although certain embedded features contained in the Series B Convertible Preferred Stock were required to be recognized separately and measured at fair value, presentation as separate derivative liabilities was immaterial. Management’s determination of fair value of the embedded derivatives involved using complex valuation methodologies and significant assumptions, including determining the probability of certain conditions or events occurring.

We identified the classification of the Series B Convertible Preferred Stock and warrants and the classification and valuation of the embedded derivatives as a critical audit matter. Auditing the Company’s evaluation of certain provisions within the relevant agreements for purposes of the financial statement classification for these financial instruments, including the methods and assumptions used to estimate fair value of embedded features, involved especially challenging and complex auditor judgment when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the evaluation of the financial statement classification of the Series B Convertible Preferred Stock and warrants and the classification and valuation of the embedded derivatives included the following, among others:

●	Obtaining and reviewing the underlying Series B Convertible Preferred Stock agreements to understand the terms and conditions, economic substance, and the identification of embedded features.
●	Utilizing a subject matter expert on technical accounting matters to assist in (i) evaluating relevant terms of the agreements in relation to the appropriate accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.
●	Obtaining an understanding of management’s process for estimating fair value of the embedded features, including:

○	Evaluating the appropriateness of the method selected;
○	Identifying the significant assumptions used to determine fair value and;
○	Verifying the application of those assumptions in the method selected.

●	Testing the data and significant assumptions used to determine fair value of the embedded features, including performing procedures to determine whether the data used was complete and accurate and whether management’s estimation of the probability of certain conditions or events were reasonable.
●	Utilizing a valuation specialist to assist in evaluating the reasonableness of the valuation methodology and the underlying assumptions.

/s/ Baker Tilly US, LLP

San Diego, California

March 30, 2026

We have served as the Company’s auditor since 2023.

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,310,354	$3,502,077
Unbilled receivable	420,345	124,115
Prepaid expenses and other current assets	2,511,769	1,718,490
Total current assets	7,242,468	5,344,682
Property and equipment, net	124,129	–
Other assets	85,882	252,550
Total assets	$7,452,479	$5,597,232
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,267,610	$1,357,079
Accrued expenses and other liabilities	993,411	548,458
Notes payable and accrued interest	306,708	301,660
Total current liabilities	4,567,729	2,207,197
Long-term liabilities:
Other long-term liabilities	–	10,096
Total long-term liabilities	–	10,096
Total liabilities	$4,567,729	$2,217,293
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,500,000 shares authorized, 4,000 shares issued, 3,305 shares outstanding, and $3,635,500 liquidation preference at December 31, 2025; no shares issued and outstanding at December 31, 2024	$–	$–
Common stock, $0.0001 par value, 250,000,000 shares authorized at December 31, 2025 and December 31, 2024; 4,574,983 and 1,355,779 shares issued at December 31, 2025 and December 31, 2024, respectively; 4,574,977 and 1,355,773 shares outstanding at December 31, 2025 and December 31, 2024, respectively	459	136
Additional paid-in capital	142,933,260	133,252,585
Accumulated deficit	(139,719,999)	(129,544,299)
Total Ensysce Biosciences, Inc. stockholders’ equity	3,213,720	3,708,422
Noncontrolling interests in stockholders’ deficit	(328,970)	(328,483)
Total stockholders’ equity	2,884,750	3,379,939
Total liabilities and stockholders’ equity	$7,452,479	$5,597,232

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statement of Operations

	Year Ended December 31,
	2025	2024
Federal grants	$5,066,650	$5,210,031
Operating expenses:
Research and development	10,376,895	7,219,437
General and administrative	4,930,701	4,720,728
Total operating expenses	15,307,596	11,940,165

Loss from operations	(10,240,946)	(6,730,134)

Other income (expense):
Change in fair value of liability classified warrants	10,096	16,292
Interest expense, net	(18,767)	(1,290,444)
Other income and expense, net	73,430	17,277
Total other income (expense), net	64,759	(1,256,875)
Net loss	$(10,176,187)	$(7,987,009)
Net loss attributable to noncontrolling interests	(487)	(74)
Deemed dividend related to warrants down round provision	–	290
Net loss attributable to common stockholders	$(10,175,700)	$(7,987,225)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(3.98)	$(11.45)
Weighted average common shares outstanding, basic and diluted	2,557,377	697,686

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2023	–	$–	209,739	$21	$121,234,195	$(121,557,074)	$(328,409)	$(651,267)
Settlement of restricted stock units	–	–	5	–	–	–	–	–
Conversion of convertible notes	–	–	49,702	5	1,168,595	–	–	1,168,600
Public offering	–	–	236,880	24	1,669,977	–	–	1,670,001
Issuance of common stock upon exercise of warrants	–	–	139,028	14	2,433,066	–		2,433,080
Issuance of common stock upon warrant inducements	–	–	720,357	72	8,103,870			8,103,942
Transaction costs associated with public offering and warrant inducements	–	–	–	–	(1,468,131)	–	–	(1,468,131)
Stock-based compensation	–	–	–	–	110,723	–	–	110,723
Reverse split fractional shares	–	–	62	–	–	–	–	–
Deemed dividend related to warrants down round provision	–	–	–	–	290	(290)	–	–
Net loss	–	–	–	–	–	(7,986,935)	(74)	(7,987,009)
Balance on December 31, 2024	–	$–	1,355,773	$136	$133,252,585	$(129,544,299)	$(328,483)	$3,379,939
Public offering	–	–	239,594	25	1,099,982	–	–	1,100,007
Issuance of common stock upon exercise of warrants	–	–	1,295,519	130	2,571,937	–	–	2,572,067
Issuance of common stock upon warrant inducements	–	–	630,376	63	2,199,949	–	–	2,200,012
Transaction costs associated with public offering and warrant inducements	–	–	–	–	(501,214)	–	–	(501,214)
Issuance of Series B Preferred Stock	4,000	–			3,975,000	–	–	3,975,000
Transaction costs associated with Series B Preferred Stock	–	–			(510,642)	–	–	(510,642)
Conversions of preferred stock into common stock	(695)	–	560,365	56	(56)	–	–	–
Consultant compensation	–	–	493,350	49	668,633	–	–	668,682
Stock-based compensation	–	–	–	–	177,086	–	–	177,086
Net loss	–	–	–	–	–	(10,175,700)	(487)	(10,176,187)
Balance on December 31, 2025	3,305	$–	4,574,977	$459	$142,933,260	$(139,719,999)	$(328,970)	$2,884,750

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,176,187)	$(7,987,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	12,393	43,927
Amortization of original issue discount and debt issuance costs	–	1,197,200
Change in fair value of liability classified warrants	(10,096)	(16,292)
Consultant compensation	668,682	–
Stock-based compensation	177,086	110,723
Depreciation expense	6,533	–
Changes in operating assets and liabilities
Unbilled receivable	(296,230)	(26,554)
Prepaid expenses and other assets	(438,565)	(251,965)
Accounts payable	1,815,658	(578,928)
Accrued expenses and other liabilities	434,434	6,198
Net cash used in operating activities	(7,806,292)	(7,502,700)
Cash flows from investing activities:
Investment in property and equipment	(123,643)	–
Net cash flows used in investing activities	(123,643)	–
Cash flows from financing activities:
Proceeds from public offerings	1,100,007	1,670,001
Proceeds from warrant exercises	2,572,067	2,433,080
Proceeds from warrant inducement, net of issuance costs	2,200,012	8,103,942
Proceeds from issuance of Series B Preferred Stock	3,975,000	–
Transaction costs associated with public offering and warrant inducements	(501,214)	(1,468,131)
Transaction costs associated with Series B Preferred Stock issuance	(391,376)	–
Repayment of convertible notes	–	(485,190)
Repayment of financed insurance premiums	(216,284)	(372,529)
Net cash provided by financing activities	8,738,212	9,881,173
Increase in cash and cash equivalents	808,277	2,378,473
Cash and cash equivalents beginning of period	3,502,077	1,123,604
Cash and cash equivalents end of period	$4,310,354	$3,502,077

Supplemental cash flow information:
State minimum tax payments	$2,500	$3,200
Supplemental disclosure of non-cash investing and financing activities:
Incremental fair value of August 2024 Warrant Inducement	$–	$10,210,616
Incremental fair value of February 2024 Warrant Inducement	$–	$5,167,372
Incremental fair value of April 2025 Warrant Inducement	$3,483,420	$–
Transaction costs under accounts payable and accrued expenses	$119,266	$–
Investment in property and equipment under accounts payable	$7,091	$–
Conversion of convertible notes into common stock	$–	$1,168,600
Financed insurance premiums	$188,046	$232,155
Deemed dividend related to warrants down round provision	$–	$290

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as three research and development vendors made up greater than 10% individually, and 82% and 74% in aggregate, of the outstanding accounts payable balance as of December 31, 2025 and 2024, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five years. As of December 31, 2025, property and equipment consists of laboratory equipment. During the year ended December 31, 2025, the Company recognized depreciation expense of $6,533. There was no property and equipment as of December 31, 2024 and as such no depreciation expense recognized during the year ended December 31, 2024.

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

As of December 31, 2025 and 2024, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

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

The following tables present assets and liabilities measured and recorded at fair value on the Company’s consolidated balance sheet as of December 31, 2025 and 2024. The Company’s Level 3 liabilities as of December 31, 2025, are de minimis.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Liability classified warrants	10,096	–	–	10,096
Total	$10,096	$–	$–	$10,096

The following table summarizes the change in fair value of the Company’s Level 3 liabilities for the year ended December 31, 2025 (no level 3 assets as of the year ended December 31, 2025):

Liability classified warrants
Fair value, December 31, 2024	$10,096
Change in fair value	(10,096)
Fair value, December 31, 2025	$–

Federal Grants

In September 2018, the NIH through NIDA awarded the Company a research and development MPAR Grant. The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A new multi-year MPAR Grant was awarded by NIH through NIDA in August 2024, providing total funding of $15.1 million through May 2027, as adjusted. As of December 31, 2025, remaining funding under the grant is $7.4 million.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Year Ended December 31,
	2025	2024
MPAR	$5,066,650	$3,086,464
TAAP/OUD	–	2,123,567
Total	$5,066,650	$5,210,031

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Year Ended December 31,
	2025	2024
Stock options	87,048	38,734
Warrants	2,958,425	551,287
Convertible Notes	9,187	9,187
Consultant Shares	4,298	–
Conversions from Series B Preferred Stock	3,758,719	–
Total	6,817,677	599,208

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, ASU No. 2023-09 requires companies to disclose further information about income taxes paid. The standard is effective for annual periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We adopted the ASU retrospectively for the period ending December 31, 2025, and it affects only our disclosures under Note 11, Income taxes, and does not impact our results of operations or financial condition.

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

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and other Options (Subtopic 470-20) “, which set forth to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options such as clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities for annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities, which set forth new amendments that require entities to recognize government grants when it is probable that the grant conditions will be met and the grant will be received, and to provide enhanced disclosures regarding the nature, terms, and financial statement effects of such grants. The new amendments are effective for public companies with annual reporting periods beginning after December 15, 2028 with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Prepaid research and development	$2,088,078	$1,342,461
Prepaid insurance	300,600	315,306
Other prepaid expenses	105,091	42,723
Other current assets	18,000	18,000
Total prepaid expenses and other current assets	$2,511,769	$1,718,490

NOTE 5 – OTHER ASSETS

Other assets consisted of the following:

	December 31,
	2025	2024
Prepaid insurance	$83,332	$250,000
Deposits	2,550	2,550
Total other assets	$85,882	$252,550

NOTE 6 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2025	2024
Accrued research and development	$554,680	$324,521
Accrued consultant compensation	180,000	–
Accrued professional fees	65,497	88,995
Other accrued liabilities	193,234	134,942
Total accrued expenses and other liabilities	$993,411	$548,458

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of December 31, 2025, the Company’s commitments included an estimated $18.7 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of December 31, 2025 and 2024, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Consultant Dispute

In April 2025, the Company entered into an agreement with a former independent contractor to resolve a dispute over payment. The Company denied the allegations but agreed to settle the matter. In connection with the settlement agreement, the Company issued 20,000 shares of common stock to the consultant in April 2025. As of December 31, 2025, the Company accrued a total settlement value of $0.2 million.

Galephar Agreement

In January 2025, the Company entered into a product development and supply agreement with Galephar Pharmaceutical Research, Inc., a Puerto Rico specialty drug manufacturer (“Galephar”), to support the development, manufacture, packaging and testing of the Company’s PF614 and PF614-MPAR drug products for use in clinical trials and potential future commercial launch.

Upon execution of the agreement, the Company committed to issue 13,801 restricted shares of common stock (representing approximately 1% of the Company’s outstanding common stock), subject to vesting in three tranches upon the achievement of specific operational and regulatory milestones. The Company accounts for this share grant as nonemployee share-based compensation in accordance with ASC 718.

One-third of the restricted shares vested immediately upon grant, and the remaining two-thirds will vest as services are performed. During the year ended December 31, 2025, the Company recognized $25,806 of stock-based compensation related to the immediate vesting of 4,600 shares upon the grant date. As of December 31, 2025, 4,600 shares had been issued and outstanding.

The agreement also provides for milestone-based payments to be settled in shares of the Company’s common stock, with 50% of the shares issued as restricted stock and 50% issued as freely tradeable shares. The number of shares issuable upon achievement of each milestone is based on the trailing five-day average closing price at the time of each milestone achievement.

Share-based expense for these milestone grants is recognized as services are rendered. These awards are classified as liabilities until the shares are issued, at which point the awards are reclassified to equity. During the year ended December 31, 2025, the Company recognized $600,000 of research and development expense related to milestone progression for awards to be settled in shares. As of December 31, 2025, 468,750 shares had been issued pursuant to these milestone-based awards.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2026, with no option to renew. As of December 31, 2025, the future lease payments totaled $30,726. The Company recognized total rent expense of $36,590 and $35,217 in the years ended December 31, 2025, and 2024, respectively.

NOTE 8 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of December 31, 2025:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	26,761	$242,761
Financed insurance	63,947	–	63,947
Total	$279,947	$26,761	$306,708

The following table provides a summary of the Company’s outstanding debt as of December 31, 2024:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	14,368	$230,368
Financed insurance	71,292	–	71,292
Total	$287,292	$14,368	$301,660

Interest expense

The interest expense recognized for financed insurance was $6,375 and $8,848 for the year ended December 31, 2025 and 2024, respectively. Interest expense recognized for the 2023 Notes was $12,393 and $1,281,597 for the year-ended December 31, 2025 and 2024, respectively, which consists of amortization of the debt discount and debt issuance costs and accrued interest.

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

During 2024, the Company converted 49,702 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee as a result of the 2024 February Warrant Inducement (see Note 8) to pay down $0.5 million of the 2023 Notes and incurred $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of December 31, 2025, the remaining amount of the 2023 Notes relates to senior secured convertible promissory notes held by a Company board member (see Note 12).

Financed Insurance Premiums

In June 2025, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments are scheduled from July 2025 through March 2026.

NOTE 9 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of December 31, 2025, 4,500 shares have been designated as Series B Preferred Stock. The remaining authorized preferred shares are undesignated and available for future issuance. As of December 31, 2025, the Company had convertible preferred stock as follows:

	Shares Issued	Shares Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series B	4,000	3,305	$3,489,359	$3,635,500
Total	4,000	3,305	$3,489,359	$3,635,500

As of December 31, 2024, there were no shares of preferred stock issued and outstanding.

Series B Preferred Stock Financing

On November 13, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”) providing for (i) a registered direct offering and (ii) a concurrent private placement (collectively, the “Offerings”) for aggregate financing of $4.0 million.

In the registered direct offering, the Company issued 1,513 shares of Series B Preferred Stock convertible to 665,922 shares of the Company’s common stock. In the concurrent private placement, the Company issued 2,487 unregistered shares of Preferred Stock convertible into 1,094,078 shares of common stock, subject to adjustment, and warrants to purchase up to 880,000 shares of common stock, subject to adjustment. The Series B Preferred Stock has a stated value of $1,100 per share. The preferred stock and common stock both have par values of $0.0001 per share.

The Warrants have an exercise price of $2.50 per share, subject to customary anti-dilution adjustments, are exercisable beginning six months after issuance, and expire on the fifth anniversary of the later of (i) the effectiveness of a resale registration statement covering the Warrants and (ii) receipt of required stockholder approval.

The Series B Preferred Stock has the following rights and privileges:

Voting - Holders of preferred shares shall have no voting rights, except as required by Delaware law and Company’s Certificate of Designation. To the extent required under the Delaware General Corporation Law, holders of the preferred shares are entitled to vote as a separate class (or series, if applicable) to approve certain corporate actions. Approval of such matters requires the affirmative vote or written consent of the holders of a majority of the outstanding preferred shares voting together as a single class, unless separate series voting is required by law. In matters where preferred shareholders are entitled to vote together with common shareholders as a single class, each preferred share is entitled to the number of votes equal to the number of shares of common stock into which it is then convertible, subject to applicable beneficial ownership limitations.

Dividends - Holders of preferred shares shall accrue dividends at a rate of 4.0% per annum, computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends accrue daily and are payable in arrears on the first trading day of each fiscal quarter. Dividends are not payable in cash but are capitalized and added to the stated value of the preferred shares on each dividend payment date. Accrued dividends are included in the conversion amount upon conversion of the preferred shares and are payable upon certain bankruptcy triggering events. Upon the occurrence and continuation of a triggering event, as defined in the agreement, the dividend rate increases to 8.0% per annum until such triggering event is cured.

Liquidation - In the event of a liquidation, dissolution or winding up of the Company, holders of preferred shares are entitled to receive, prior to any distribution to holders of Junior Stock (shares of capital stock that are junior in rank to all preferred shares with respects to preferences of dividends, distributions and payments upon distribution.) and pari passu with holders of any outstanding Parity Stock, a cash payment per Preferred Share equal to the greater of (i) 125% of the applicable Conversion Amount or (ii) the amount that would have been received if such Preferred Shares had been converted into Common Stock immediately prior to the Liquidation Event. If available assets are insufficient to pay the full liquidation preference to holders of Preferred Shares and Parity Stock, such amounts will be distributed ratably among such holders in proportion to their respective full liquidation preference entitlements. The Company is required to take all actions, including causing its subsidiaries to distribute available proceeds to the extent permitted by law, to ensure that such liquidation preferences are satisfied before any distributions are made to holders of Junior Stock.

Conversion Price Per Share: Each share of Series B Preferred Stock is convertible, at the option of the holder, into shares of common stock. The number of shares issuable upon conversion is determined by dividing the conversion amount by the conversion price. The conversion amount equals the stated value of $1,100 per share, plus accrued and unpaid dividends and any other amounts owed under the applicable transaction documents. Upon receipt of a valid conversion notice, the Company is required to issue the applicable number of shares of common stock within one trading day, subject to applicable settlement requirements. Conversions are subject to a beneficial ownership limitation following conversion.

The conversion price is initially $2.50 per share, subject to adjustment. At the holder’s election, the conversion price may be adjusted to 95% of the lowest volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days preceding conversion, subject to a floor price of $0.4104. Conversions are subject to customary beneficial ownership limitations.

Alternate Conversion Upon a Triggering Event - Following the occurrence of a triggering event, holders may elect to convert Series B Preferred Stock at an alternate conversion price equal to 90% of the lowest VWAP over the five trading days preceding the conversion date, subject to a floor price of $0.4104.

Exchange Right - The holder has the right, in connection with a subsequent financing by the Company, to apply the stated value of the preferred stock at 120% of the applicable conversion amount toward the purchase price of securities issued in such subsequent placement.

Additional Purchase Right - The Preferred Stock includes participation rights that entitle each holder of preferred stock to participate in any pro rata distribution of options, convertible securities, warrants or other purchase rights granted to holders of Common Stock (other than equity awards issued under the Omnibus Incentive Plan). In such events, each holder is entitled to receive the amount of such rights the holder would have received if all Preferred Shares were converted into Common Stock at the Alternate Conversion Price as of the applicable record date, without regard to conversion limitations. Participation is subject to the beneficial ownership limitation. To the extent participation would cause a holder and its attribution parties to exceed such limitation, the excess portion is held in abeyance and becomes exercisable when such participation would no longer result in exceeding the beneficial ownership limitation.

Anti-dilution: The Series B Preferred Stock includes price-based anti-dilution protections that adjust the conversion price upon future issuances of equity or equity-linked securities at prices below the then-effective conversion price, including issuances of options or convertible securities and variable-price securities.

The Company evaluated the terms of the Series B Preferred Stock for embedded features that may require bifurcation as derivative instruments under ASC 815. Certain features were identified that met the definition of a derivative. However, the Company concluded that the fair value of such features was not material to the financial statements and accordingly did not recognize them as separate derivative liabilities. The Company will continue to reassess this conclusion at each reporting period.

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

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of December 31, 2025:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	992,000	$2.50 - $3.125	November 2025 Warrants	Equity
(b)	134,314	$1.90 - $4.05	April 2025 Warrants	Equity
(c)	22,063	$4.3625	March 2025 Warrants	Equity
(d)	1,864,545	$7.05 - $8.8125	August 2024 Warrants	Equity
(e)	16,811	$24.56	February 2024 Warrants	Equity
(f)	162,881	$7.05 - $23.51	2023 Notes Warrants	Equity
(g)	73,474	$54.56 - $41,400	Other Warrants	Equity & Liability
	3,266,088

(a)

On November 14, 2025, the Company issued 880,000 equity classified warrants to certain institutional investors with the Series B Preferred Stock Financing. The warrants have an exercise price of $2.50 per share and are immediately exercisable for shares of common stock and expire on January 7, 2031. In connection with the Series B Preferred Stock Financing, there were 112,000 warrants issued to placement agent. The placement agent warrants were immediately exercisable with an exercise price of $3.125 per share and expire on January 7, 2031.

(b)	On April 24, 2025, the Company issued 1,304,878 equity classified warrants (Common Warrants and placement agent warrants) in connection with the Inducement Letter of the 2025 April warrant inducement. The Common Warrants have an exercise price of $1.90 per share and are immediately exercisable for shares of common stock. One half of the Common Warrants will expire on October 26, 2026, and the other half will expire on April 24, 2030. The placement agent warrants were immediately exercisable with an exercise price of $4.05 per share and expire on April 24, 2030. During the year ended December 31, 2025, there were 1,170,564 warrants exercised at an exercise price of $1.90 per share.

(c)	On March 31, 2025, in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering, the Company issued equity classified warrants to purchase 652,439 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering. The 630,376 investor warrants have an exercise price of $3.24 per share. One half of the warrants will expire on October 1, 2026, and the other half will expire on March 31, 2030. The 22,063 placement agent warrants have an exercise price of $4.3625 per share and expire on March 30, 2030. In connection with the 2025 April Warrant Inducement, 630,376 investor warrants were exercised. As of December 31, 2025, the placement agents remain outstanding.

(d)

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

(e)	On February 12, 2024, the Company issued 497,047 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 February warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $15.90 per share and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $24.56 per share and expire on May 12, 2028. In connection with the 2024 August Warrant Inducement, 480,236 Series A and Series B warrants were exercised. As of December 31, 2025, the placement agents remain outstanding.

(f)	On October 25, 2023, and November 28, 2023, the Company issued warrants to purchase 83,714 shares and 167,428 shares, respectively. The warrants were immediately exercisable with an exercise price of $23.51 per share and expire on October 25, 2028, and November 28, 2028, respectively. In January 2024, a holder of the warrants exercised 88,261 warrants at an exercise price of $23.51 per share. In August 2024, an inducement letter was issued to a holder of 133,334 warrants to reduce the exercise price from $23.51 to $7.05 per share.

(g)	At various dates from the Closing of the Business Combination through September 30, 2023, the Company assumed or issued a total of 73,474 warrants to provide holders the right to purchase common stock at exercise prices ranging from $54.60 - $41,400 per share. A total of 2,778 of the outstanding warrants are public warrants which trade on the Pink Limited Market operated by OTC Markets Group Inc. under the ticker symbol ENSCW. A total of 2,901 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire beginning June 30, 2026, through August 7, 2028.

NOTE 10 - STOCK-BASED COMPENSATION

In connection with the Business Combination, the Company assumed the 2021 Omnibus Incentive Plan. In February 2025, the Company’s Board approved an annual increase of 67,789 shares available for future grant under the 2021 Omnibus Plan.

The Company recognized within general and administrative expense stock-based compensation expense of $118,674 and $75,494 for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the company recognized within research and development expense stock-based compensation expense of $691,893 and $35,229, respectively.

Option Activity

During the year ended December 31, 2025, the Company granted stock options to employees and members of the board of directors to purchase an aggregate of 64,000 shares of common stock. The options vest over one to four years and have an exercise price of $2.00 to $3.12 per share. The following table summarizes the Company’s stock option activity during the year ended December 31, 2025:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2024	38,785	$501.65	8.58	$–
Granted	64,000	2.94	9.25	–
Exercised	–	–	–	–
Expired / Forfeited	–	–	–	–
Outstanding at December 31, 2025	102,785	191.13	8.62	–
Exercisable at December 31, 2025	77,776	251.29	8.42	–
Vested and expected to vest	102,785	191.13	8.62	–

Option Valuation

The fair value of each stock option granted has been determined using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

December 31, 2025
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

The weighted-average grant date fair value of options granted during the year ended December 31, 2025 was $2.63.

As of December 31, 2025, the Company had an aggregate of $19,342 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.19 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

December 31, 2025
Awards outstanding under the Plan	102,785
Awards available for future grant under the Plan	14,385
Warrants outstanding	3,266,088
Shares for consultant compensation agreement outside the Plan	9,201
Conversion of Series B preferred stock	3,758,719
Total shares of common stock reserved for future issuance	7,151,178

NOTE 11 - INCOME TAXES

Loss before provision for income taxes consisted of the following:

	Year ending December 31,
	2025	2024
United States	$(10,176,187)	$(7,987,009)

The Company has not recorded a current or deferred tax expense or benefit, nor has it paid cash income taxes or received cash income tax refunds from any jurisdiction for the years ended December 31, 2025 or 2024.

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year ending December 31,
	2025		2024
Income taxes (benefit) at statutory rates	$(2,136,999)	21.0%	$(1,677,271)	21.0%
State and local income taxes, net of federal benefit *	(8,188)	0.1	(7,848)	0.1
Tax credits:	–
R&D credits	(510,959)	5.0	(529,890)	6.6
Change in valuation allowance	1,987,393	(19.5)	1,846,380	(23.1)
Nontaxable or nondeductible items:
Permanent items	26,033	(0.3)	46,173	(0.6)
Changes in unrecognized tax benefits	135,928	(1.3)	139,627	(1.7)
Other, net:
Expiration of attributes	506,099	(5.0)	182,137	(2.3)
Other	693	–	692	–
Provision for income taxes	$–	0.0%	$–	0.0%

*	State taxes in California made up the majority (greater than 50%) of the tax effect in this category for 2025 and 2024.

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The Company’s deferred tax assets were comprised of the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating loss tax carryforwards	$32,769,238	$29,728,009
Tax credits	5,620,329	5,212,263
Capitalized research costs	3,255,201	4,655,425
Stock-based compensation	741,865	729,318
Other	81,455	36,630
	42,468,088	40,361,645
Valuation allowance	(42,463,797)	(40,361,645)
Total deferred tax assets	4,291	–
Deferred tax liabilities:
Fixed assets	(4,291)	–
Total deferred tax liabilities	(4,291)	–
Net deferred tax assets	$–	$–

A valuation allowance of approximately $42.5 million as of December 31, 2025 has been established to offset the deferred tax assets as the Company has determined that it is not more likely than not that these assets will be realized. The valuation allowance increased by approximately $2.1 million during 2025.

As of December 31, 2025, the Company had federal and California net operating loss (NOL) carryforwards of $130.5 million and $76.9 million, respectively, net of the NOLs that will expire due to Internal Revenue Code (IRC) Section 382 limitations. The federal net operating losses generated in 2018 and after of $51.3 million will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal net operating losses generated prior to 2018 of $79.1 million will begin to expire in 2026 unless previously utilized. The California NOL carryforwards will begin to expire in 2028, unless previously utilized.

In addition, as of December 31, 2025, the Company had federal and state research and development (R&D) tax credit carryforwards of $6.1 million and $1.7 million, respectively. The federal tax credit carryforwards will begin to expire in 2026 unless previously utilized. The California research tax credits do not expire.

Pursuant to IRC Sections 382 and 383, annual use of the Company’s NOL and R&D credit carryforwards may be limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period. Although the Company has not completed an IRC Section 382/383 analysis regarding the limitation of NOL and R&D credit carryforwards as of December 31, 2025, the Company estimates that approximately $1.5 million of tax benefits related to NOL and R&D carryforwards acquired in 2015 will expire unused. Accordingly, the related NOL and R&D credit carryforwards have been removed from deferred tax assets accompanied by a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, limitations created by current and future ownership changes, if any, related to the Company’s operations in the United States will not impact its effective tax rate. Any additional ownership changes may further limit the ability to use the NOL and R&D credit carryforwards.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year ending December 31,
	2025	2024
Balance at beginning of year	$1,826,993	$1,685,360
Increases related to current year tax positions	165,811	141,023
Increases related to prior year tax positions	–	1,054
Decreases related to prior year tax positions	(27,587)	(444)
Balance at end of year	$1,965,217	$1,826,993

As of December 31, 2025 and 2024, the Company had unrecognized tax benefits of $2.0 million and $1.8 million, respectively. Due to the existence of the valuation allowance, none of the unrecognized tax benefits would affect the effective tax rate. The Company’s policy is to recognize interest and penalties from uncertain tax positions in income tax expense. The Company did not record any interest or penalties for the years ended December 31, 2025 or 2024 and had no accrued interest on the consolidated balance sheets as of December 31, 2025 or 2024.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax in multiple state jurisdictions. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before 2022 and state and local income tax examinations before 2021. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the NOL carryforward amount. The Company is not currently under examination by the Internal Revenue Service or any state or local tax authority.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include, but are not limited to, expensing of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The provisions of the OBBBA became effective for the Company during the three months ended September 30, 2025. The new tax law did not have a material impact on the Company’s current or future effective rate for income taxes or cash taxes paid.

NOTE 12 - RELATED PARTIES

As of December 31, 2025, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 29,547 warrants exercisable for common stock at $23.51 per share issued to a board member in connection to the issuance of the 2023 Notes. On April 25, 2025, the Company and the board member entered into a forbearance agreement that will expire on April 25, 2026. Upon termination of the forbearance period, the Company will owe the remaining outstanding principal balance together with unpaid interest. The Company may pay the notes in full at any time prior to the conclusion of the forbearance period.

NOTE 13 - SUBSEQUENT EVENTS

In January 2026, shareholders approved an increase of 600,000 shares available for future grant under the 2021 Omnibus Incentive Plan. In February 2026, the Board approved an annual increase of 228,749 shares available for future grant per terms of the 2021 Omnibus Incentive Plan.

Since January 1, 2026, the Company issued 4.7 million shares of common stock upon the conversion of 1,900 shares of Series B Preferred Stock.

Exhibit Index No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated January 31, 2021, by and among Leisure Acquisition Corp., Ensysce Biosciences, Inc. and EB Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021).
3.1(a)	Third Amended and Restated Certificate of Incorporation of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K on July 7, 2021).
3.1(b)	Certificate of amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(b) filed with the registrant’s Registration Statement on Form S-1 (File No. 333-268038) on October 28, 2022)
3.1(c)	Certificate of Second Amendment to Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 27, 2022)
3.1(d)	Certificate of Designation of Series B Preferred Stock of Ensysce Biosciences, Inc., dated November 14, 2025, including Certificate of Correction to the Certificate of Designation dated November 14, 2025 (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on November 17, 2025)
3.2(a)	Amended and Restated Bylaws of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.2 filed with the registrant’s Current Report on Form 8-K on July 7, 2021)
3.2(b)	Amendment to Amended and Restated Bylaws of Ensysce Biosciences, Inc. (incorporated by reference to Exhibit 3.2(b) filed with the registrant’s Current Report on Form 8-K on October 15, 2024)
4.1	Warrant Agreement, dated December 1, 2017, between the Leisure Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)
4.2	Investor Rights Agreement between Ensysce Biosciences, Inc. and the Investors listed on the signature pages thereto dated as of May 11, 2018 (incorporated by reference to Exhibit 4.6 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
4.3	Form of Warrant Certificate issued to previous holders of Private Placement Warrants and other private warrants (incorporated by reference to Exhibit 4.8 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
4.4	Form of Common Stock Purchase Warrant to be issued by the Company pursuant to and in accordance with the Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
4.5	Form of Common Stock Purchase Warrant issued by Ensysce Biosciences, Inc. pursuant to and in accordance with a 2022 Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 filed with the registrant’s Current Report on Form 8-K on August 9, 2022)
4.6	Form of warrant delivered by Ensysce Biosciences, Inc. in December 2022 in connection with an underwritten offering (incorporated by reference to Exhibit 4.10 filed with the registrant’s Post-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-1 filed December 8, 2022)
4.7	Form of warrant issued in connection with a private placement conducted concurrently with a public offering (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K on February 7, 2023)
4.8	Form of warrant issued to a placement agent or its designees in connection with a private placement conducted concurrently with a public offering (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K on February 7, 2023)
4.9	Form of common warrant (incorporated by reference to Exhibit 4.12 filed with the registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-271480) on May 17, 2023)
4.10	Form of placement agent warrant (incorporated by reference to Exhibit 4.14 filed with the registrant’s Post-Effective Amendment on Form S-1 (File No. 333-271480) on May 17, 2023)
4.11	Form of warrants amended in connection with the execution of a Securities Purchase Agreement on May 10, 2023 (incorporated by reference to Exhibit 4.15 filed with the registrant’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-271480) on May 17, 2023)
4.12	Form of common warrant issued in October 2023 and November 2023 (incorporated by reference to Exhibit 4.16 filed with the registrant’s Registration Statement on Form S-1 (File No. 333-275456) on November 9, 2023)
4.13	Form of October 2023 Secured Convertible Promissory Note (incorporated by reference to Exhibit 4.6 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023).
4.14	Form of Series A/B common stock purchase warrant issued February 14, 2024 (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
4.15	Form of placement agent warrant issued February 14, 2024 (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 14, 2024)
4.16	Form of Series A-3/A-4 common stock purchase warrant issued August 29, 2024 (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on August 30, 2024)
4.17	Form of Series A-5/A-6 common stock purchase warrant issued March 31, 2025 (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on March 31, 2025)
4.18	Form of placement agent warrant issued March 31, 2025 (incorporated by reference to Exhibit 4.3 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on March 31, 2025)
4.19	Form of Series A-7/A-8 common stock purchase warrant issued April 24, 2025 (incorporated by reference to Exhibit 4.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on April 24, 2025)
4.20	Form of placement agent warrant issued April 24, 2025 (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on April 24, 2025)
4.21	Form of Common Stock Purchase Warrant issued November 13, 2025 (incorporated by reference to Exhibit 4.2 filed with the registrant’s Current Report on Form 8-K on November 17, 2025
4.22	Form of Common Stock Purchase Warrant issued November 13, 2025 to a financial advisor or its designees (incorporated by reference to Exhibit 4.24 filed with the registrant’s Registration Statement on Form S-3 (File No. 333-291892) filed on December 2, 2025)
10.1	Registration Rights Agreement, dated December 1, 2017, among Leisure Acquisition Corp. and certain securityholders (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)
10.2	Warrant Purchase Agreement, dated December 1, 2017, between Leisure Acquisition Corp. and certain security holders (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on December 5, 2017)

94

10.3(a)	Form of Director and Officer Indemnity Agreement (incorporated by reference to Exhibit 10.8 filed with the registrant’s Registration Statement on Form S-1 (File No.333-221330) initially filed on November 3, 2017)
10.3(b)	Form of Indemnification Agreement executed by each of the Ensysce directors and executive officers (incorporated by reference to Exhibit 10.6 filed with the registrant’s Form 10-Q initially filed on November 15, 2021)
10.4+	Executive Employment Agreement, by and between the Company and Dr. Lynn Kirkpatrick, dated September 14, 2021 (incorporated by reference to Exhibit 10.44 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021)
10.5	Agreement and Plan of Merger by and among the Signature Therapeutics, Inc., Signature Acquisition Corp. and the Company dated December 28, 2015 (incorporated by reference to Exhibit 10.21 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.6+	Executive Employment Agreement, by and between the Company and Geoffrey Birkett, dated August 21, 2021 (incorporated by reference to Exhibit 10.45 filed with the registrant’s Amendment Number 1 to its Registration Statement on Form S-1 (File No.333-260478) filed on October 29, 2021)
10.7+	Employment Agreement between the Company and David Humphrey dated February 11, 2021 (incorporated by reference to Exhibit 10.26 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.8+	Amendment to Offer Letter between the Company and David Humphrey dated February 23, 2021 (incorporated by reference to Exhibit 10.27 filed with the the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.9(a)+	Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit Notes filed with the registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.9(b)+	Amended and Restated 2021 Omnibus Incentive Plan Form of Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.22(a) filed with the registrant’s Annual Report on Form 10-K filed on March 31, 2022)
10.10†	Technology Transfer Agreement by and among the Company, Covistat, Inc., Mucokinetica, Ltd., Roderick Hall and Peter Cole dated August 5, 2020 (incorporated by reference to Exhibit 10.30, filed on April 16, 2021 in an amendment to the registrant’s Registration Statement on Form S-4 (File No.333-254279))
10.11	Manufacturing Agreement between Recro Gaineville LLC and the Company dated September 11, 2019 (incorporated by reference to Exhibit 10.35 filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.12(a)	Form of Exchange Agreement between Leisure Acquisition Corp. and the holders of Private Placement Warrants (incorporated by reference to Exhibit 10.36(a) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.12(b)	Form of Exchange Agreement to be entered into by the Company with each of the Sponsors and the Strategic Investor (incorporated by reference to Exhibit 10.36(b) filed with the registrant’s Registration Statement on Form S-4 (File No.333-254279) initially filed on March 15, 2021)
10.13(a)†	Securities Purchase Agreement, dated September 24, 2021 by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.13(b)	Registration Rights Agreement, dated September 24, 2021, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.13(c)	Subsidiary Guarantee, dated September 24, 2021, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)

95

10.13(d)†	Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.13(e)	Patent Security Agreement, dated September 24, 2021, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K initially filed on September 27, 2021)
10.14(a)	Securities Purchase Agreement, dated June 30, 2022, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(b)	Registration Rights Agreement, dated June 30, 2022, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(c)	Subsidiary Guarantee, dated June 30, 2022, by and among the Company and the purchasers signatory thereto (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(d)	Security Agreement, dated June 30, 2022, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.14(e)	Patent Security Agreement, dated June 30, 2022, by and among the Company, EBI OpCo, Inc., Covistat, Inc. and the other parties signatory thereto (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K on July 6, 2022)
10.15	October 2023 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.16	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.17	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.3 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.18	Form of Security Agreement (incorporated by reference to Exhibit 10.4 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.19	Form of Patent Security Agreement (incorporated by reference to Exhibit 10.5 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on October 24, 2023)
10.21	Product Development and Commercial Manufacturing Supply Master Services Agreement with Galephar Pharmaceutical Research, Inc. (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K (File No. 001-38306) on February 4, 2025)
14	Company’s Code of Business Conduct (incorporated by reference to Exhibit 14 filed with the registrant’s Annual Report on Form 10-K (File No. 001-38306) on March 30, 2023)
19*	Company’s Insider Trading Policy
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21 filed with the Registration Statement on Form S-1 (333-268038) filed on October 28, 2022)
23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm
31.1*++	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*++	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*++	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*++	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Policy relating to recovery of erroneously awarded compensation (incorporated by reference to Exhibit 97 filed with the registrant’s Annual Report on Form 10-K (File No. 001-38306) on March 15, 2024)
(101)	Interactive Data File
(104)	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
†	Certain schedules (or similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) or 601(b)(2), as applicable. The registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission upon its request.
+	Denotes compensatory plans or arrangements or management contracts.
++	This certificate accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by Ensysce for purposes of Section 18 or any other provisions of the Exchange Act.

Item 16. Form 10-K Summary.

Not applicable.

96

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Diego, State of California, on March 30, 2026.

ENSYSCE BIOSCIENCES, INC.

By:	/s/ Dr. Lynn Kirkpatrick
Name:	Dr. Lynn Kirkpatrick
Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 30, 2026.

Name		Title

By:	/s/ Dr. Lynn Kirkpatrick	President, Chief Executive Officer and Director
	Dr. Lynn Kirkpatrick	(Principal Executive Officer)

By:	/s/ David Humphrey	Chief Financial Officer, Secretary and Treasurer
	David Humphrey	(Principal Financial and Accounting Officer)

By:	/s/ William Chang	Director
William Chang

By:	/s/ Bob Gower	Director and Chairman of the Board
Bob Gower

By:	/s/ Adam Levin	Director
Adam Levin

By:	/s/ Steve Martin	Director
Steve Martin

By:	/s/ Curtis Rosebraugh	Director
Curtis Rosebraugh

97