Form 10-Q
period 2026-03-31
Ensysce Biosciences, Inc.
filed 2026-05-15
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Registrant had 14,694,492 shares of common stock outstanding as of May 14, 2026.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	the dilutive effect of recent financing transactions which may negatively affect our stock price;

●	our ability to continue as a going concern for the next twelve months;

●	the risk that our common stock will be delisted from Nasdaq if we are not able to maintain compliance with applicable listing standards;

●	the risk that our lead product candidate PF614 and PF614-MPAR may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for our research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

i

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Quarterly Report on Form 10-Q;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by the effects of health epidemics

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for its investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;

●	other factors disclosed in this Quarterly Report on Form 10-Q; and

●	other factors beyond our control.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on Ensysce’s current expectations and beliefs concerning future developments and their potential effects on Ensysce. There can be no assurance that future developments affecting Ensysce will be those that Ensysce has anticipated. These forward-looking statements involve risks, uncertainties (some of which are beyond Ensysce’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, the occurrence of the events described in the “Risk Factors” in our Annual Report on Form 10-K may adversely affect Ensysce. Ensysce will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

GLOSSARY

Definitions:

2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan (“Plan”)

2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023, and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023

2023 May Offering	The Company’s May 2023 registered direct offering of common stock (including pre-funded warrants in lieu thereof) for aggregate consideration of $7.0 million

2024 February Warrant Inducement	The Company’s February 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants

2024 August Warrant Inducement	The Company’s August 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants

August Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 480,234 shares of the Company’s common stock (issued in February of 2024) to reduce the exercise price from $15.90 per share to $7.05 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and had an exercise price of $23.51 per share such that the amended warrants have a reduced exercise price of $7.05 per share.

2025 Registered Direct Offering	A definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering shares of common stock and pre-funded warrants for an aggregate amount of $1.1 million.

2025 March Warrant Offering	An agreement by the Company to issue and sell unregistered warrants of Common Stock, Series A-5, and Series A-6 warrants to purchase shares of Common Stock

2025 April Warrant Inducement	The Company’s April 2025 Inducement offer letter entered into with certain holders of existing warrants to purchase 630,376 shares of the Company’s common stock (issued in March of 2025) and the issuance of new warrants exercisable for an aggregate of up to 1,260,752 shares of common stock with an exercise price of $1.90 per share.

CMOs	Contract manufacturing organizations

Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries

Covistat	A subsidiary renamed EBIR, Inc.

CROs	Contract research organizations

EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.

iii

EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and 79.2%-owned subsidiary of the Company

EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB

Ensysce	Ensysce Biosciences, Inc.

Exchange Act	Securities Exchange Act of 1934, as amended

FDA	United States Food and Drug Administration

GAAP	Generally Accepted Accounting Principles in the United States of America

JOBS Act	Jumpstart Our Business Startups Act of 2012

MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology initially awarded to the Company by NIH through NIDA in September 2018, with a second award effective September 2024

Nasdaq	The Nasdaq Stock Market LLC

NIDA	National Institute of Drug Abuse

NIH	National Institutes of Health

OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019

Registered Direct Offering	August 2024 registered direct offering of common stock (236,880 shares), private placement warrants (to purchase up to 473,760 shares) and the cash exercise of certain existing warrants (480,234 warrant shares) at a reduced price and the issuance of new warrants (to purchase up to 1,440,701 shares).

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Securities Purchase Agreement	The Securities Purchase Agreement, in September 2021, June 2022, October 2023, August 2024, or March 2025, as the context dictates, by and between Ensysce and the institutional investors party thereto

Series B Preferred Stock Financing	The Company’s November 2025 financing transaction of a registered direct offering and concurrent private placement, involving the issuance of 4,000 shares of convertible Series B Preferred Stock and 992,000 equity classified warrants of which 880,000 warrants were issued to certain institutional investors and 112,000 warrants to the placement agent.

TAAP	Trypsin Activated Abuse Protection

iv

v

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$745,482	$4,310,354
Unbilled receivable	-	420,345
Prepaid expenses and other current assets	1,263,058	2,514,319
Total current assets	2,008,540	7,245,018
Property and equipment, net	117,596	124,129
Other assets	41,667	83,332
Total assets	$2,167,803	$7,452,479
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,610,186	$3,267,610
Accrued expenses and other liabilities	980,780	993,411
Notes payable and accrued interest	245,849	306,708
Total current liabilities	2,836,815	4,567,729
Total liabilities	$2,836,815	$4,567,729
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized at March 31, 2026 and December 31, 2025; 4,000 shares issued at March 31, 2026 and December 31, 2025; 1,405 and 3,305 shares outstanding at March 31, 2026 and December 31, 2025, respectively; $1,545,500 and $3,635,500 liquidation preference at March 31, 2026 and December 31, 2025, respectively	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at March 31, 2026 and December 31, 2025; 9,277,825 and 4,574,983 shares issued at March 31, 2026 and December 31, 2025, respectively; 9,277,819 and 4,574,977 shares outstanding at March 31, 2026 and December 31, 2025, respectively	929	459
Additional paid-in capital	142,935,443	142,933,260
Accumulated deficit	(143,276,414)	(139,719,999)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	(340,042)	3,213,720
Noncontrolling interests in stockholders’ equity (deficit)	(328,970)	(328,970)
Total stockholders’ equity (deficit)	(669,012)	2,884,750
Total liabilities and stockholders’ equity (deficit)	$2,167,803	$7,452,479

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Federal grants	$960,999	$1,319,772
Operating expenses:
Research and development	3,346,881	1,885,528
General and administrative	1,176,348	1,401,756
Total operating expenses	4,523,229	3,287,284

Loss from operations	(3,562,230)	(1,967,512)

Other income (expense):
Change in fair value of liability classified warrants	-	9,916
Interest expense, net	(3,923)	(3,856)
Other income and expense, net	9,738	15,879
Total other income (expense), net	5,815	21,939
Net loss	$(3,556,415)	$(1,945,573)
Net loss attributable to common stockholders	$(3,556,415)	$(1,945,573)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	$(1.39)
Weighted average common shares outstanding, basic and diluted	6,839,385	1,401,144

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on December 31, 2024	-	$-	1,355,773	$136	$133,252,585	$(129,544,299)	$(328,483)	$3,379,939
Public offering	-	-	239,594	24	1,099,982	-	-	1,100,006
Issuance of common stock upon exercise of warrants	-	-	49,361	5	347,990	-	-	347,995
Transaction costs associated with public offering	-	-	-	-	(204,193)	-	-	(204,193)
Consultant compensation	-	-	-	-	26,093	-	-	26,093
Stock-based compensation	-	-	-	-	16,251	-	-	16,251
Net loss	-	-	-	-	-	(1,945,573)	-	(1,945,573)
Balance on March 31, 2025	-	$-	1,644,728	$165	$134,538,708	$(131,489,872)	$(328,483)	$2,720,518

Balance on December 31, 2025	3,305	$-	4,574,977	$459	$142,933,260	$(139,719,999)	$(328,970)	$2,884,750
Conversions of preferred stock into common stock	(1,900)	-	4,702,842	470	(470)	-	-	-
Transaction costs associated with Series B Preferred Stock	-	-	-	-	(6,090)	-	-	(6,090)
Stock-based compensation	-	-	-	-	8,743	-	-	8,743
Net loss	-	-	-	-	-	(3,556,415)	-	(3,556,415)
Balance on March 31, 2026	1,405	$-	9,277,819	$929	$142,935,443	$(143,276,414)	$(328,970)	$(669,012)

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,556,415)	$(1,945,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	3,089	2,947
Change in fair value of liability classified warrants	-	(9,916)
Consultant compensation	-	46,093
Stock-based compensation	8,743	16,251
Depreciation expense	6,533	-
Changes in operating assets and liabilities:
Unbilled receivable	420,345	102,113
Prepaid expenses and other assets	1,292,926	433,659
Accounts payable	(1,663,513)	(741,784)
Accrued expenses and other liabilities	(12,633)	388,798
Net cash used in operating activities	(3,500,925)	(1,707,412)
Cash flows from financing activities:
Proceeds from public offerings	-	1,100,006
Proceeds from warrant exercises	-	347,995
Transaction costs from public offerings	-	(142,950)
Repayment of financed insurance premiums	(63,947)	(47,225)
Net cash (used in) provided by financing activities	(63,947)	1,257,826
Decrease in cash and cash equivalents	(3,564,872)	(449,586)
Cash and cash equivalents beginning of period	4,310,354	3,502,077
Cash and cash equivalents end of period	$745,482	$3,052,491

Supplemental disclosure of non-cash financing activities:
Transaction costs included in accounts payable	$6,090	$61,243

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as three research and development vendors made up greater than 10% individually, and 78% and 82% in aggregate, of the outstanding accounts payable balance as of March 31, 2026, and December 31, 2025, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five years. As of March 31, 2026, property and equipment consists of laboratory equipment. During the three months ended March 31, 2026, the Company recognized depreciation expense of $6,533. There was no property and equipment as of March 31, 2025, and as such, there was no depreciation expense recognized during the three months ended March 31, 2025.

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

As of March 31, 2026, and December 31, 2025, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Federal Grants

In September 2018, the NIH through NIDA awarded the Company a research and development MPAR Grant. The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A second multi-year MPAR Grant was awarded by NIH through NIDA in August 2024, providing total funding of $15.1 million through May 2027, as adjusted. As of March 31, 2026, remaining funding under the grant is $6.0 million.

In September 2019, the NIH/NIDA awarded the Company a third research and development grant related to the development of its TAAP/MPAR abuse deterrent technology for OUD Grant. The total approved budget was approximately $5.4 million, and the grant period ended August 31, 2024.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended March 31,
	2026	2025
MPAR	$960,999	$1,319,772
TAAP/OUD	-	-
Total	$960,999	$1,319,772

Amounts requested or eligible to be requested through the NIH payment management system, but for which cash has not been received, are presented as an unbilled receivable on the Company’s consolidated balance sheet. As all amounts are expected to be remitted timely, no valuation allowances are recorded.

Unbilled receivable from the MPAR Grant consisted of the following:

	March 31, 2026	December 31, 2025
Unbilled receivable - beginning	$420,345	$124,115
Unbilled receivable - ending	-	420,345

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended March 31,
	2026	2025
Stock options	102,167	40,518
Warrants	3,266,088	2,766,802
Convertible Notes	2,265	2,265
Consultant Shares	-	4,600
Conversions from Preferred Shares	2,886,552	-
Total	6,257,072	2,814,185

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-04, “Debt – Debt with Conversion and other Options (Subtopic 470-20)”, which set forth to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options such as clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities after December 15, 2025, with early adoption permitted. The Company adopted the standard with an effective date of January 1, 2026. The adoption did not have a significant impact on the consolidated financial statements for the three months ended March 31, 2026.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants by Business Entities, which set forth new amendments that require entities to recognize government grants when it is probable that the grant conditions will be met and the grant will be received, and to provide enhanced disclosures regarding the nature, terms, and financial statement effects of such grants. The new amendments are effective for public companies with annual reporting periods beginning after December 15, 2028, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope, form and content, and disclosures required for interim financial reporting. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its interim financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which includes amendments intended to clarify and improve various aspects of existing accounting guidance across multiple topics under U.S. GAAP. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-12 on its financial statements and disclosures.

In April 2026, the FASB issued ASU 2026-01, which provides guidance on the measurement of paid-in-kind (PIK) dividends on equity-classified preferred stock. Under the amendments, entities are required to measure such dividends by multiplying the stated PIK dividend rate by the liquidation preference of the shares. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Reclassification

Certain reclassifications have been made to the December 31, 2025 financial statements to conform to the March 31, 2026 financial statement presentation. Such reclassifications had no effect on net income as previously reported.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2026	December 31, 2025
Prepaid research and development	$819,746	$2,088,078
Prepaid insurance	237,219	300,600
Other prepaid expenses	180,548	105,091
Other current assets	25,545	20,550
Total prepaid expenses and other current assets	$1,263,058	$2,514,319

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Accrued research and development	$433,135	$554,680
Accrued consultant compensation	180,000	180,000
Accrued professional fees	160,550	65,497
Other accrued liabilities	207,095	193,234
Total accrued expenses and other liabilities	$980,780	$993,411

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of March 31, 2026, the Company’s commitments included an estimated $17.0 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies funded by federal grants. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of March 31, 2026, and December 31, 2025, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Consultant Dispute

In April 2025, the Company entered into an agreement with a former independent contractor to resolve a dispute over payment. The Company denied the allegations but agreed to settle the matter. In connection with the settlement agreement, the Company issued 20,000 shares of common stock to the consultant in April 2025. As of March 31, 2026, the Company accrued a total settlement value of $0.2 million.

Galephar Agreement

In January 2025, the Company entered into a product development and supply agreement with Galephar Pharmaceutical Research, Inc., a Puerto Rico specialty drug manufacturer (“Galephar”), to support the development, manufacture, packaging and testing of the Company’s PF614 and PF614-MPAR drug products for use in clinical trials and potential future commercial launch.

Upon execution of the agreement, the Company committed to issue 13,801 restricted shares of common stock (approximately 1% of shares outstanding), subject to vesting in three tranches upon achievement of specific operational and regulatory milestones. The Company accounts for this share grant as nonemployee share-based compensation under ASC 718.

One-third of the shares vested immediately upon grant, and the remaining two-thirds will vest as services are performed. During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $25,806 of stock-based compensation related to the one-third immediate vesting of 4,600 shares upon grant date. As of March 31, 2026, 4,600 shares had been issued and outstanding.

The agreement also provides for milestone-based payments, to be settled in common stock (50% restricted, 50% freely tradeable). The number of shares issuable upon achievement of each milestone is based on the trailing five-day average closing price at the time of each milestone achievement.

Share-based expense for these milestone grants will be recognized as services are rendered. These awards are liability-classified until shares are issued, at which point they will be reclassified to equity. During the three months ended March 31, 2025, the Company recognized $20,000 of research and development stock-based compensation to be settled in shares that was related to milestone progression. During the three months ended March 31, 2026, there has been no research and development expense related to milestone progression for awards to be settled in shares.

As of March 31, 2026, 468,750 shares had been issued pursuant to these milestone-based awards.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2026, with no option to renew. As of March 31, 2026, the future lease payments totaled $21,508. The Company recognized total rent expense of $9,443 and $9,088 in the three months ended March 31, 2026 and 2025, respectively.

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of March 31, 2026:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$29,849	$245,849
Total	$216,000	$29,849	$245,849

The following table provides a summary of the Company’s outstanding debt as of December 31, 2025:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$26,761	$242,761
Financed insurance	63,947	-	63,947
Total	$279,947	$26,761	$306,708

Interest expense

The interest expense recognized for financed insurance was $834 and $909 for the three months ended March 31, 2026 and 2025, respectively. Interest expense recognized for the 2023 Notes was $3,089 and $2,947 for the three months ended March 31, 2026 and 2025, respectively.

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

The warrants have an exercise price of $23.5125, the same as the conversion price, and are exercisable for five years following the issuance date. The warrants were equity classified as they are indexed to the Company’s stock and only settleable in shares. The warrants were initially measured at fair value using a Black-Scholes valuation model and were allocated along with the 2023 Notes using the relative fair value method. The original debt discount, debt issuance costs, and value associated with the warrants were fully amortized to interest expense as of March 31, 2026.

During 2024, the Company converted 49,702 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee as a result of the 2024 February Warrant Inducement (see Note 8) to pay down $0.5 million of the 2023 Notes and incurred $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity. As of March 31, 2026, the remaining $0.2 million of the 2023 Notes relates to senior secured convertible promissory notes held by a Company board member (see Note 10).

Financed Insurance Premiums

In June 2025, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments were scheduled from July 2025 through March 2026 and were fully paid as of March 31, 2026.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of March 31, 2026, 4,500 shares have been designated as Series B Preferred Stock. The remaining authorized preferred shares are undesignated and available for future issuance. As of March 31, 2026, the Company had convertible preferred stock as follows:

	Shares Issued	Shares Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series B	4,000	1,405	$3,483,269	$1,545,500
Total	4,000	1,405	$3,483,269	$1,545,500

Series B Preferred Stock Financing

On November 13, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”) providing for (i) a registered direct offering and (ii) a concurrent private placement (collectively, the “Offerings”) for aggregate financing of $4.0 million, with the right to purchase up to an additional $16.0 million under the facility

In the registered direct offering, the Company issued 1,513 shares of Series B Preferred Stock convertible to 665,922 shares of the Company’s common stock. In the concurrent private placement, the Company issued 2,487 unregistered shares of Preferred Stock convertible into shares of common stock, subject to adjustment, and warrants to purchase up to 880,000 shares of common stock, subject to adjustment. The Series B Preferred Stock has a stated value of $1,100 per share. The preferred stock and common stock each have a par value of $0.0001 per share.

The Warrants have an exercise price of $2.50 per share, subject to anti-dilution adjustments, are exercisable beginning six months after issuance, and expire on the fifth anniversary of the later of (i) the effectiveness of a resale registration statement covering the Warrants and (ii) receipt of required stockholder approval.

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

The Company evaluated the terms of the Series B Preferred Stock for embedded features that may require bifurcation as derivative instruments under ASC 815. Certain features were identified that met the definition of a derivative. As March 31, 2026 and December 31, 2025, the Company concluded that the fair value of such features was not material to the financial statements and accordingly did not recognize them as separate derivative liabilities. The Company will continue to reassess this conclusion at each reporting period.

2025 April Warrant Inducement

In April 2025, the Company entered into an Inducement Letter with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 630,376 shares of common stock of the Company, par value $0.0001 per share. The warrants were issued in March 2025 and have an exercise price of $3.24 per share. The shares of common stock issuable upon exercise of such outstanding warrants are registered pursuant to an effective registration statement on Form S-3.

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

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of March 31, 2026:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	992,000	$2.50 - $3.125	November 2025 Warrants	Equity
(b)	134,314	$1.90 - $4.05	April 2025 Warrants	Equity
(c)	22,063	$4.3625	March 2025 Warrants	Equity
(d)	1,864,545	$7.05 - $8.8125	August 2024 Warrants	Equity
(e)	16,811	$24.56	February 2024 Warrants	Equity
(f)	162,881	$7.05 - $23.51	2023 Notes Warrants	Equity
(g)	73,474	$54.56 - $41,400	Other Warrants	Equity & Liability
	3,266,088

(a)	On November 14, 2025, the Company issued 880,000 equity classified warrants to certain institutional investors with the Series B Preferred Stock Financing. The warrants have an exercise price of $2.50 per share and are immediately exercisable for shares of common stock and expire on January 7, 2031. In connection with the Series B Preferred Stock Financing, there were 112,000 warrants issued to placement agent. The placement agent warrants were immediately exercisable with an exercise price of $3.125 per share and expire on January 7, 2031.

(b)	On April 24, 2025, the Company issued 1,304,878 equity classified warrants (Common Warrants and placement agent warrants) in connection with the Inducement Letter of the 2025 April warrant inducement. The Common Warrants have an exercise price of $1.90 per share and are immediately exercisable for shares of common stock. One half of the Common Warrants will expire on October 26, 2026, and the other half will expire on April 24, 2030. The placement agent warrants were immediately exercisable with an exercise price of $4.05 per share and expire on April 24, 2030. As of March 31, 2026, there have been 1,170,564 warrants exercised at an exercise price of $1.90 per share.

(c)	On March 31, 2025, in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering, the Company issued equity classified warrants to purchase 652,439 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering. The 630,376 investor warrants have an exercise price of $3.24 per share. One half of the warrants will expire on October 1, 2026, and the other half will expire on March 31, 2030. The 22,063 placement agent warrants have an exercise price of $4.3625 per share and expire on March 30, 2030. In connection with the 2025 April Warrant Inducement, 630,376 investor warrants were exercised. As of March 31, 2026, the placement agent warrants remain outstanding.

(d)	On August 29, 2024, in connection with the 2024 Registered Direct Offering and 2024 August Warrant Inducement, the Company issued equity classified warrants to purchase 1,964,666 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2024 Registered Direct Offering and the 2024 August Warrant Inducement. The 1,914,466 investor warrants have an exercise price of $7.05 per share. One half of the warrants expire on May 21, 2026, and the other half expire on November 21, 2029. The 50,200 placement agent warrants have an exercise price of $8.8125 per share and expire on August 28, 2029. As of March 31, 2026, there have been 100,121 warrants exercised.

(e)	On February 12, 2024, the Company issued 497,047 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 February warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $15.90 per share and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $24.56 per share and expire on May 12, 2028. In connection with the 2024 August Warrant Inducement, 480,236 Series A and Series B warrants were exercised. As of March 31, 2026, the placement agent warrants remain outstanding.

(f)	On October 25, 2023, and November 28, 2023, the Company issued warrants to purchase 83,714 shares and 167,428 shares, respectively. The warrants were immediately exercisable with an exercise price of $23.51 per share and expire on October 25, 2028, and November 28, 2028, respectively. In January 2024, a holder of the warrants exercised 88,261 warrants at an exercise price of $23.51 per share. In August 2024, an inducement letter was issued to a holder of 133,334 warrants to reduce the exercise price from $23.51 to $7.05 per share.

(g)	At various dates through September 30, 2023, the Company assumed or issued a total of 73,474 warrants to provide holders the right to purchase common stock at exercise prices ranging from $54.60 - $41,400 per share. A total of 2,778 of the outstanding warrants are public warrants which trade on the OTC Pink Open Market under the ticker symbol ENSCW. A total of 2,901 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire beginning June 30, 2026, through August 7, 2028.

NOTE 9 - STOCK-BASED COMPENSATION

The Company assumed the 2021 Omnibus Incentive Plan (“Plan”) in 2021. In January 2026, shareholders approved an increase of 600,000 shares available for future grant under the Plan. In February 2026, the Company’s Board approved an annual increase of 228,749 shares available for future grant under the Plan.

The Company recognized within general and administrative expense stock-based compensation expense of $3,533 and $10,996 for the three months ended March 31, 2026 and 2025, respectively. During three months ended March 31, 2026 and 2025, the Company recognized within research and development expense stock-based compensation of $5,210 and $51,348, respectively.

Option Activity

The following table summarizes the Company’s stock option activity during the three months ended March 31, 2026:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2025	102,785	$191.13	$8.62	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	(618)	2,200.39	-	-
Outstanding at March 31, 2026	102,167	$178.97	$8.25	-
Exercisable at March 31, 2026	90,167	202.50	8.14	-
Vested and expected to vest	102,167	$178.97	$8.25	-

Option Valuation

The fair value of each stock option is determined on their respective grant date(s) using the Black-Scholes option-pricing model. The material assumptions used in the Black-Scholes model in estimating the fair value of the options granted are as follows:

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

As of March 31, 2026, the Company had an aggregate of $9,186 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.80 years.

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

March 31, 2026
Awards outstanding under the Plan	102,167
Awards available for future grant under the Plan	843,752
Warrants outstanding	3,266,088
Shares for consultant compensation agreement outside the Plan	9,201
Conversion of Series B preferred stock	2,886,552
Total shares of common stock reserved for future issuance	7,107,760

NOTE 10 - RELATED PARTIES

As of March 31, 2026, the Company held a $0.2 million senior secured convertible promissory note plus accrued interest and 29,547 warrants exercisable for common stock at $23.51 per share issued to a board member in connection to the issuance of the 2023 Notes. The Company and the board member have entered into a forbearance agreement that will expire on April 25, 2026 (see Note 11).

NOTE 11 - SUBSEQUENT EVENTS

On April 23, 2026, the Company amended its senior secured convertible promissory note payable to its board member to provide that the notes were converted into an aggregate of 508,614 unregistered shares of common stock and unregistered warrants to purchase up to 254,307 unregistered shares of common stock at an exercise price of $0.4840 per share, immediately exercisable and terminating two years after the issuance date.

On April 6, 2026, the Company closed a private placement with an institutional investor pursuant to a Securities Purchase Agreement originally entered into on November 13, 2025. The Company issued 2,000 shares of Series B Preferred Stock convertible into up to 4,363,636 shares of common stock at a conversion price of $0.55 per share, for gross proceeds of $2.0 million before fees and expenses. In connection with the closing, the Company also issued (i) warrants to purchase up to 4,363,637 shares of common stock exercisable for 18 months and (ii) warrants to purchase up to 4,363,636 shares of common stock exercisable for five years, in each case at an exercise price of $0.55 per share and exercisable immediately upon issuance. Additionally, warrants to purchase up to 261,818 shares of common stock were issued to the Company’s financial advisor. All warrants are subject to anti-dilution adjustments. In connection with closing, the Company amended its Certificate of Designation to increase the stated value per share of all outstanding Series B Preferred Stock from $1,100 to $1,200 per share.

Since April 1, 2026, the Company has issued 4.9 million shares of common stock upon the conversion of 1,686 shares of Series B Preferred Stock.

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

Since our inception, we devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product.

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

We have incurred significant operating losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

●	continue preclinical studies and continue existing and initiate new clinical trials for PF614, PF614-MPAR and nafamostat, our lead product candidates being tested for chronic pain and infectious disease;

●	advance the development of our product candidate pipeline of other product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;

●	seek regulatory approval for any product candidates that successfully complete clinical trials;

●	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	expand our infrastructure and facilities to accommodate our growing employee base; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our transition to operating as a public company.

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

Because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we can generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

We have generated limited revenues and have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is sufficient to fund operations through late second quarter of 2026. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

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

In the concurrent private placement, the Company issued 2,487 unregistered shares of Preferred Stock convertible into up to 1,094,078 shares of Common Stock, subject to adjustment, as well as warrants (the “Warrants”) to purchase up to 880,000 shares of Common Stock, subject to adjustment. The Warrants have an exercise price of $2.50 per share, subject to anti-dilution adjustments, are exercisable beginning six months after issuance, and expire on the fifth anniversary of the later of (i) the effectiveness of a resale registration statement covering the Warrants and (ii) receipt of required stockholder approval (“Stockholder Approval”).

On April 6, 2026, the Company closed a private placement with an institutional investor pursuant to a Securities Purchase Agreement originally entered into on November 13, 2025. The Company issued 2,000 shares of Series B Preferred Stock convertible into up to 4,363,636 shares of common stock at a conversion price of $0.55 per share, for gross proceeds of $2.0 million before fees and expenses. In connection with the closing, the Company also issued (i) warrants to purchase up to 4,363,637 shares of common stock exercisable for 18 months and (ii) warrants to purchase up to 4,363,636 shares of common stock exercisable for five years, in each case at an exercise price of $0.55 per share and exercisable immediately upon issuance. Additionally, warrants to purchase up to 261,818 shares of common stock were issued to the Company’s financial advisor. All warrants are subject to customary anti-dilution adjustments. In connection with closing, the Company amended its Certificate of Designation to increase the stated value per share of all outstanding Series B Preferred Stock from $1,100 to $1,200 per share.

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

2025 April Warrant Inducement

In April 2025, we entered into an Inducement Letter with certain warrant holders for the exercise of certain outstanding warrants to purchase up to an aggregate of 630,736 share of our common stock, par value $0.0001 per share. The warrants were issued in March 2025 with an exercise price of $3.24 per share. The shares of common stock issuable upon exercise of such outstanding warrants are registered pursuant to an effective register statement on Form S-3.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026, and December 31, 2025, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
Federal grants	$960,999	$1,319,772	$(358,773)
Operating expenses:
Research and development	3,346,881	1,885,528	1,461,353
General and administrative	1,176,348	1,401,756	(225,408)
Total operating expenses	4,523,229	3,287,284	1,235,945
Loss from operations	(3,562,230)	(1,967,512)	(1,594,718)
Other income (expense):
Change in fair value of liability classified warrants	-	9,916	(9,916)
Interest expense, net	(3,923)	(3,856)	(67)
Other income and expense, net	9,738	15,879	(6,141)
Total other income (expenses), net	5,815	21,939	(16,124)
Net loss	$(3,556,415)	$(1,945,573)	$(1,610,842)
Net loss attributable to noncontrolling interests	$(3,556,415)	$(1,945,573)	$(1,610,842)

Federal Grants

Revenue from federal grants totaled $1.0 million for the three months ended March 31, 2026, compared to $1.3 million for the three months ended March 31, 2025, respectively. This $0.3 million decrease is primarily due to the timing of research activities eligible for funding under the MPAR grant.

Research and Development Expenses

Research and development expenses were $3.3 million for the three months ended March 31, 2026, compared to $1.9 million for the three months ended March 31, 2025, representing an increase of $1.5 million. The increase was primarily the result of external research and development costs related to increased clinical activity for PF614. We expect future research and development expenses to fluctuate with activity under the Phase 3 clinical trial for PF614, with such timing dependent upon our ability to raise capital sufficient to fund these expenses.

General and Administrative Expenses

General and administrative expenses were $1.2 million for the three months ended March 31, 2026 and $1.4 million the three months ended March 31, 2025, representing a decrease of $0.2 million. We expect future general and administrative expenses to approximate current levels.

Other Income and Expense

Other income and expense for the three months ended March 31, 2026, consisted primarily of interest income from cash and cash equivalents. For the comparative period for 2025, other income and expense included changes in the fair value of the warrant liabilities recognized through earnings.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of March 31, 2026, we had $0.7 million of cash and cash equivalents. In April 2026, the Company issued 2,000 shares of Series B Preferred, for gross proceeds of $2.0 million. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidate for several years, if at all.

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

The remaining funding under the MPAR federal research grant totaled $6.0 million at March 31, 2026, and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations through late second quarter of 2026, which raises substantial doubt about our ability to continue as a going concern.

Cash Flows for the three months ended March 31, 2026, and 2025

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(3,500,925)	$(1,707,412)
Net cash (used in) provided by financing activities	(63,947)	1,257,826
Net decrease in cash and cash equivalents	$(3,564,872)	$(449,586)

Operating Activities

During the three months ended March 31, 2026 and 2025, we used cash in operating activities of $3.5 million and $1.7 million, respectively. The increase primarily resulted from the timing of vendor invoicing and payments, particularly related to the Phase 3 clinical trial for PF614.

Financing Activities

During the three months ended March 31, 2026, net cash used in financing activities was $0.1 million, primarily from repayments of financed insurance premiums. During the three months ended March 31, 2025, net cash provided by financing activities was $1.3 million, primarily consisting of net proceeds from a public offering of common stock and warrant exercises.

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

Commitments

Our commitments as of March 31, 2026, included an estimated $17.0 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

While our significant accounting policies are described in more detail in Note 3 to our audited consolidated financial statements included in our 2025 Annual Report on Form 10-K, we believe that the following accounting policy is the most critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Interest Rate Risk

Our cash and cash equivalents as of March 31, 2026, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Item 1A. Risk Factors.

While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical, under the circumstances, some level of risk and uncertainty will always be present. Part I, Item 1A. Risk Factors of our 2025 Annual Report on Form 10-K includes a detailed discussion of our risk factors. Those risks and uncertainties have the potential to materially affect our financial condition and results of operations.

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

ENSYSCE BIOSCIENCES, INC.

Date: May 15, 2026	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

