Form 10-Q
period 2026-06-30
Ensysce Biosciences, Inc.
filed 2026-08-13
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Registrant had 19,456,794 shares of common stock outstanding as of August 12, 2026.

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

In April 2026, the Company completed an additional financing transaction under the same arrangement, involving the issuance of 2,000 shares of convertible Series B Preferred Stock. The transaction also included the issuance of 8,989,091 equity classified warrants, of which 8,727,273 warrants were issued to certain institutional investors and 261,818 warrants to the placement agent.

TAAP	Trypsin Activated Abuse Protection

iv

v

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$676,704	$4,310,354
Unbilled receivable	416,811	420,345
Prepaid expenses and other current assets	1,752,695	2,514,319
Total current assets	2,846,210	7,245,018
Property and equipment, net	111,063	124,129
Other assets	-	83,332
Total assets	$2,957,273	$7,452,479
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,977,629	$3,267,610
Accrued expenses and other liabilities	1,893,635	993,411
Notes payable and accrued interest	196,842	306,708
Total current liabilities	4,068,106	4,567,729
Total liabilities	$4,068,106	$4,567,729
Commitments and contingencies (Note 6)
Stockholders’ equity (deficit)
Preferred stock, $0.0001 par value, 1,500,000 shares authorized at June 30, 2026 and December 31, 2025; 6,000 shares issued at June 30, 2026 and 4,000 shares issued at December 31, 2025; 1,233 and 3,305 shares outstanding at June 30, 2026 and December 31, 2025, respectively; $1,479,600 and $3,635,500 liquidation preference at June 30, 2026 and December 31, 2025, respectively	$-	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at June 30, 2026 and December 31, 2025; 16,227,524 and 4,574,983 shares issued at June 30, 2026 and December 31, 2025, respectively; 16,227,518 and 4,574,977 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1,624	459
Additional paid-in capital	145,063,802	142,933,260
Accumulated deficit	(145,847,123)	(139,719,999)
Total Ensysce Biosciences, Inc. stockholders’ equity (deficit)	(781,697)	3,213,720
Noncontrolling interests in stockholders’ equity (deficit)	(329,136)	(328,970)
Total stockholders’ equity (deficit)	(1,110,833)	2,884,750
Total liabilities and stockholders’ equity (deficit)	$2,957,273	$7,452,479

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Federal grants	$1,164,315	$1,371,438	$2,125,313	$2,691,210
Operating expenses:
Research and development	2,471,752	1,923,430	5,818,633	3,808,957
General and administrative	1,268,952	1,198,523	2,445,299	2,600,279
Total operating expenses	3,740,704	3,121,953	8,263,932	6,409,236

Loss from operations	(2,576,389)	(1,750,515)	(6,138,619)	(3,718,026)

Other income (expense):
Change in fair value of liability classified warrants	-	(853)	-	9,063
Interest expense, net	(320)	(3,160)	(4,243)	(7,017)
Other income and expense, net	5,834	21,011	15,572	36,890
Total other income (expense), net	5,514	16,998	11,329	38,936
Net loss	$(2,570,875)	$(1,733,517)	$(6,127,290)	$(3,679,090)
Net loss attributable to noncontrolling interests	(166)	(166)	(166)	(166)
Deemed dividend related to warrants down round provision	-	-	-	-
Net loss attributable to common stockholders	$(2,570,709)	$(1,733,351)	$(6,127,124)	$(3,678,924)
Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.20)	$(0.79)	$(0.62)	$(2.04)
Weighted average common shares outstanding, basic and diluted	13,035,632	2,202,299	9,954,626	1,803,393

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total
Balance on March 31, 2025	-	$-	1,644,728	$165	$134,538,708	$(131,489,872)	$(328,483)	$2,720,518
Issuance of common stock upon exercise of warrants	-	-	98,152	11	42,850	-	-	42,861
Issuance of common stock upon warrant inducement, net of issuance cost	-	-	630,376	63	2,199,949	-	-	2,200,012
Transaction costs associated with warrant inducement	-	-	-	-	(297,021)	-	-	(297,021)
Consultant settlement	-	-	20,000	2	36,919	-	-	36,921
Stock-based compensation	-	-	-	-	90,638	-	-	90,638
Net loss	-	-	-	-	-	(1,733,351)	(166)	(1,733,517)
Balance on June 30, 2025	-	$-	2,393,256	$241	$136,612,043	$(133,223,223)	$(328,649)	$3,060,412

Balance on March 31, 2026	1,405	$-	9,277,819	$929	$142,935,443	$(143,276,414)	$(328,970)	$(669,012)
Issuance of Series B Prefererd Stock	2,000	-	-	-	2,000,000	-	-	2,000,000
Transaction costs associated with Series B Preferred Stock	-	-	-	-	(165,295)	-	-	(165,295)
Conversions of preferred stock into common stock	(2,172)	-	6,341,085	634	(634)	-	-	-
Conversion of 2023 Notes	-	-	508,614	51	246,118	-	-	246,169
Settlement of restricted stock units	-	-	100,000	10	(10)	-	-	-
Consultant compensation	-	-	-	-	46,310	-	-	46,310
Stock-based compensation	-	-	-	-	1,870	-	-	1,870
Net loss	-	-	-	-	-	(2,570,709)	(166)	(2,570,875)
Balance on June 30, 2026	1,233	$-	16,227,518	$1,624	$145,063,802	$(145,847,123)	$(329,136)	$(1,110,833)

Balance on December 31, 2024	-	$-	1,355,773	136	$133,252,585	$(129,544,299)	(328,483)	3,379,939
Public offering	-	-	239,594	25	1,099,982	-	-	1,100,007
Issuance of common stock upon exercise of warrants	-	-	147,513	15	390,840	-	-	390,855
Transaction costs associated with public offering	-	-	-	-	(204,193)	-	-	(204,193)
Issuance of common stock upon warrant inducement, net of issuance cost	-	-	630,376	63	2,199,949	-	-	2,200,012
Transaction costs associated with warrant inducement	-	-	-	-	(297,021)	-	-	(297,021)
Consultant compensation	-	-	20,000	2	63,012	-	-	63,014
Stock-based compensation	-	-	-	-	106,889	-	-	106,889
Net loss	-	-	-	-	-	(3,678,924)	(166)	(3,679,090)
Balance on June 30, 2025	-	$-	2,393,256	$241	$136,612,043	$(133,223,223)	$(328,649)	$3,060,412

Balance on December 31, 2025	3,305	$-	4,574,977	$459	$142,933,260	$(139,719,999)	$(328,970)	$2,884,750
Issuance of Series B Preferred Stock	2,000	-	-	-	2,000,000	-	-	2,000,000
Transaction costs associated with Series B Preferred Stock	-	-	-	-	(171,385)	-	-	(171,385)
Conversions of preferred stock into common stock	(4,072)	-	11,043,927	1,104	(1,104)	-	-	-
Conversion of 2023 Notes	-	-	508,614	51	246,118	-	-	246,169
Settlement of restricted stock units	-	-	100,000	10	(10)	-	-	-
Consultant Compensation	-	-			46,310			46,310
Stock-based compensation	-	-			10,613			10,613
Net loss	-	-				(6,127,124)	(166)	(6,127,290)
Balance on June 30, 2026	1,233	$-	16,227,518	$1,624	$145,063,802	$(145,847,123)	$(329,136)	$(1,110,833)

 The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,127,290)	$(3,679,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	3,409	6,107
Change in fair value of liability classified warrants	-	(9,063)
Consultant compensation	646,310	106,889
Stock-based compensation	10,613	203,014
Depreciation expense	13,066	-
Changes in operating assets and liabilities:
Unbilled receivable	3,534	(1,080,864)
Prepaid expenses and other assets	1,041,798	1,185
Accounts payable	(1,355,046)	(314,247)
Accrued expenses and other liabilities	300,223	351,789
Net cash used in operating activities	(5,463,383)	(4,414,280)
Cash flows from financing activities:
Proceeds from issuance of Series B Preferred Stock	2,000,000	-
Transaction costs associated with Series B Preferred Stock issuance	(106,320)	-
Proceeds from public offerings	-	1,100,007
Proceeds from warrant exercises, net of issuance costs	-	390,855
Proceeds from warrant inducement, net of issuance costs	-	2,200,012
Transaction costs from public offerings	-	(204,193)
Transaction costs associated with warrant inducements	-	(291,611)
Repayment of convertible notes	-	-
Repayment of financed insurance premiums	(63,947)	(71,292)
Net cash provided by financing activities	1,829,733	3,123,778
Decrease in cash and cash equivalents	(3,633,650)	(1,290,502)
Cash and cash equivalents beginning of period	4,310,354	3,502,077
Cash and cash equivalents end of period	$676,704	$2,211,575

Supplemental disclosure of non-cash financing activities:
Conversions of 2023 Notes into common stock	$246,169	$-
Transaction costs associated with Series B Preferred Stock under accounts payable and accrued expenses	$65,065	$-
Incremental fair value of April 2025 Warrant Inducement	$-	$3,483,420
Financed insurance premiums	$196,842	$188,046
Transaction costs from public offerings	$-	$5,410

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as three research and development vendors made up greater than 10% individually, 56% and 82% in aggregate, of the outstanding accounts payable balance as of June 30, 2026, and December 31, 2025, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five years. As of June 30, 2026, property and equipment consists of laboratory equipment. During the three and six months ended June 30, 2026, the Company recognized depreciation expense of $6,533 and $13,066, respectively. There was no property and equipment held during the six month period ended June 30, 2025, and as such, there was no depreciation expense recognized during the three and six months ended June 30, 2025.

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

As of June 30, 2026 and December 31, 2025, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Federal Grants

In September 2018, the NIH through NIDA awarded the Company a research and development MPAR Grant. The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A second multi-year MPAR Grant was awarded by NIH through NIDA in 2024, providing total funding of $15.1 million through May 2027, as adjusted. As of June 30, 2026, remaining funding under the grant is $5.3 million.

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

The revenue recognized under the MPAR Grant and OUD Grant was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
MPAR	$1,164,315	$1,371,438	$2,125,313	$2,691,210
Total	$1,164,315	$1,371,438	$2,125,313	$2,691,210

Amounts requested or eligible to be requested through the NIH payment management system, but for which cash has not been received, are presented as an unbilled receivable on the Company’s consolidated balance sheet. As all amounts are expected to be remitted timely, no valuation allowances are recorded.

Unbilled receivable from the MPAR Grant consisted of the following:

	June 30, 2026	December 31, 2025
Unbilled receivable - beginning	$420,345	$124,115
Unbilled receivable - ending	$416,811	$420,345

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	93,281	100,675	93,281	71,050
Warrants	11,092,740	3,262,893	6,279,475	3,032,161
Convertible notes	579	2,290	2,844	4,556
Consultant shares	2,175,278	4,600	2,175,278	4,600
Conversions from preferred shares	5,390,965	-	5,390,965	-
Total	18,752,843	3,370,458	13,941,843	3,112,367

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

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and other Options (Subtopic 470-20), which set forth to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options such as clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities after December 15, 2025, with early adoption permitted. The Company adopted the standard with an effective date of January 1, 2026. The adoption did not have a significant impact on the consolidated financial statements for the six months ended June 30, 2026.

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

In April 2026, the FASB issued ASU 2026-01, Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock which provides guidance on the measurement of paid-in-kind (PIK) dividends on equity-classified preferred stock. Under the amendments, entities are required to measure such dividends by multiplying the stated PIK dividend rate by the liquidation preference of the shares. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

Reclassification

Certain reclassifications have been made to the December 31, 2025 financial statements to conform to the June 30, 2026 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	December 31, 2025
Prepaid research and development	$897,935	$2,088,078
Prepaid insurance	369,730	300,600
Deferred financing costs	392,861	82,493
Other prepaid expenses	71,619	22,598
Other current assets	20,550	20,550
Total prepaid expenses and other current assets	$1,752,695	$2,514,319

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Accrued research and development	$725,654	$554,680
Accrued consultant compensation	600,000	180,000
Accrued professional fees	386,134	65,497
Other accrued liabilities	181,847	193,234
Total accrued expenses and other liabilities	$1,893,635	$993,411

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of June 30, 2026, the Company’s commitments included an estimated $15.6 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies funded by federal grants. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of June 30, 2026 and December 31, 2025, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Consultant Dispute

In April 2025, the Company entered into an agreement with a former independent contractor to resolve a dispute over payment. The Company denied the allegations but agreed to settle the matter. In connection with the settlement agreement, the Company issued 20,000 shares of common stock to the consultant in April 2025. The total settlement value of $0.2 million was paid to the independent contractor in May 2026.

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

One-third of the shares vested immediately upon grant, and the remaining two-thirds will vest as services are performed. During the six months ended June 30, 2026 and 2025, the Company recognized $9,110 and $25,806 of stock-based compensation related to vesting of these shares. As of June 30, 2026 and December 31, 2025, 4,600 shares had been issued and outstanding.

The agreement also provides for milestone-based payments, to be settled in common stock (50% restricted, 50% freely tradeable). The number of shares issuable upon achievement of each milestone is based on the trailing five-day average closing price at the time of each milestone achievement.

Share-based expense for these milestone grants will be recognized as services are rendered. These awards are liability-classified until shares are issued, at which point they will be reclassified to equity. During the three and six months ended June 30, 2025, the Company recognized $120,000 and $140,000 of research and development stock-based compensation to be settled in shares that was related to milestone progression. During the three and six months ended June 30, 2026, the Company recognized $600,000 of research and development stock-based compensation to be settled in shares. Amounts unpaid as of June 30, 2026, are accrued within accrued expenses and other liabilities in the consolidated balance sheets.

As of June 30, 2026, 468,750 shares had been issued pursuant to these milestone-based awards. Fifty percent (50%) of the shares issued have registration rights and fifty percent (50%) of the shares issued are unregistered shares.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2026, with no option to renew. As of June 30, 2026, the future lease payments totaled $12,291. The Company recognized total rent expense of $9,443 and $18,886 in the three and six months ended June 30, 2026, and $9,088 and $18,177 in the three and six months ended June 30, 2025.

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of June 30, 2026:

	Principal balance	Accrued interest	Net debt balance
Financed Insurance	$196,842	$-	$196,842
Total	$196,842	$-	$196,842

The following table provides a summary of the Company’s outstanding debt as of December 31, 2025:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$26,761	$242,761
Financed insurance	63,947	-	63,947
Total	$279,947	$26,761	$306,708

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

The warrants have an exercise price of $23.5125, the same as the conversion price, and are exercisable for five years following the issuance date. The warrants were equity classified as they are indexed to the Company’s stock and only settleable in shares. The warrants were initially measured at fair value using a Black-Scholes valuation model and were allocated along with the 2023 Notes using the relative fair value method. The original debt discount, debt issuance costs, and value associated with the warrants were fully amortized to interest expense as of June 30, 2026.

During 2024, the Company converted 49,702 shares of common stock with a conversion value of $1.2 million related to the 2023 Notes. In addition, in connection with the SPA, the Company incurred a $1.0 million waiver fee as a result of the 2024 February Warrant Inducement (see Note 8) to pay down $0.5 million of the 2023 Notes and incurred $0.5 million in transaction costs recorded as such in the consolidated statement of stockholders’ equity (deficit).

On April 23, 2026, the Company amended its remaining outstanding senior secured convertible promissory note payable, pursuant to which the remaining outstanding notes were converted into an aggregate of 508,614 unregistered shares of common stock and unregistered warrants to purchase up to 254,307 unregistered shares of common stock at an exercise price of $0.4840 per share. The warrants are immediately exercisable and expire two years after the issuance date.

Financed Insurance Premiums

In June 2026, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments were scheduled from July 2026 through March 2027.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s current Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of June 30, 2026, 4,500 shares have been designated as Series B Preferred Stock. The remaining authorized preferred shares are undesignated and available for future issuance. As of June 30, 2026, the Company had convertible preferred stock as follows:

	Cumulative Shares Issued	Shares Outstanding	Net Carrying Value	Aggregate Liquidation Preference
Series B	6,000	1,233	$5,317,973	$1,479,600
Total	6,000	1,233	$5,317,973	$1,479,600

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

On April 6, 2026, the Company closed a private placement with the same institutional investor pursuant to the Securities Purchase Agreement originally entered into on November 13, 2025. The Company issued 2,000 shares of Series B Preferred Stock convertible into up to 4,363,636 shares of common stock at a conversion price of $0.55 per share, for gross proceeds of $2.0 million before fees and expenses. In connection with the closing, the Company also issued (i) warrants to purchase up to 4,363,637 shares of common stock exercisable for 18 months and (ii) warrants to purchase up to 4,363,636 shares of common stock exercisable for five years, in each case at an exercise price of $0.55 per share and exercisable immediately upon issuance. Additionally, warrants to purchase up to 261,818 shares of common stock were issued to the Company’s placement agent. All warrants are subject to anti-dilution adjustments. In connection with the closing, the Company amended its Certificate of Designation to increase the stated value per share of all outstanding Series B Preferred Stock from $1,100 to $1,200 per share.

The Series B Preferred Stock has the following rights and privileges:

Voting – Holders of preferred shares shall have no voting rights, except as required by Delaware law and Company’s Certificate of Designation. To the extent required under the Delaware General Corporation Law, holders of the preferred shares are entitled to vote as a separate class (or series, if applicable) to approve certain corporate actions. Approval of such matters requires the affirmative vote or written consent of the holders of a majority of the outstanding preferred shares voting together as a single class, unless separate series voting is required by law. In matters where preferred shareholders are entitled to vote together with common shareholders as a single class, each preferred share is entitled to the number of votes equal to the number of shares of common stock into which it is then convertible, subject to applicable beneficial ownership limitations.

Dividends – Holders of preferred shares shall accrue dividends at a rate of 4.0% per annum, computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends accrue daily and are payable in arrears on the first trading day of each fiscal quarter. Dividends are not payable in cash but are capitalized and added to the stated value of the preferred shares on each dividend payment date. Accrued dividends are included in the conversion amount upon conversion of the preferred shares and are payable upon certain bankruptcy triggering events. Upon the occurrence and continuation of a triggering event, as defined in the agreement, the dividend rate increases to 8.0% per annum until such triggering event is cured.

Liquidation – In the event of a liquidation, dissolution or winding up of the Company, holders of preferred shares are entitled to receive, prior to any distribution to holders of Junior Stock (shares of capital stock that are junior in rank to all preferred shares with respects to preferences of dividends, distributions and payments upon distribution.) and pari passu with holders of any outstanding Parity Stock, a cash payment per Preferred Share equal to the greater of (i) 125% of the applicable Conversion Amount or (ii) the amount that would have been received if such Preferred Shares had been converted into Common Stock immediately prior to the Liquidation Event. If available assets are insufficient to pay the full liquidation preference to holders of Preferred Shares and Parity Stock, such amounts will be distributed ratably among such holders in proportion to their respective full liquidation preference entitlements. The Company is required to take all actions, including causing its subsidiaries to distribute available proceeds to the extent permitted by law, to ensure that such liquidation preferences are satisfied before any distributions are made to holders of Junior Stock.

Conversion Price Per Share: Each share of Series B Preferred Stock is convertible, at the option of the holder, into shares of common stock. The number of shares issuable upon conversion is determined by dividing the conversion amount by the conversion price. The conversion amount equals the stated value of $1,200 per share, plus accrued and unpaid dividends and any other amounts owed under the applicable transaction documents. Upon receipt of a valid conversion notice, the Company is required to issue the applicable number of shares of common stock within one trading day, subject to applicable settlement requirements. Conversions are subject to a beneficial ownership limitation following conversion.

The Series B Preferred Stock issued in November 2025 has an initial conversion price of $2.50 per share, while the Series B Preferred Stock issued in April 2026 has an initial conversion price of $0.55 per share, in each case subject to adjustment. At the holder’s election, the conversion price may be adjusted to 95% of the lowest volume-weighted average price (“VWAP”) of the Company’s common stock during the five trading days preceding conversion, subject to a floor price of $0.4104. Conversions are subject to customary beneficial ownership limitations.

Alternate Conversion Upon a Triggering Event – Following the occurrence of a triggering event, holders may elect to convert Series B Preferred Stock at an alternate conversion price equal to 90% of the lowest VWAP over the five trading days preceding the conversion date, subject to a floor price of $0.4104.

Exchange Right – The holder has the right, in connection with a subsequent financing by the Company, to apply the stated value of the preferred stock at 120% of the applicable conversion amount toward the purchase price of securities issued in such subsequent placement.

Additional Purchase Right – The Preferred Stock includes participation rights that entitle each holder of preferred stock to participate in any pro rata distribution of options, convertible securities, warrants or other purchase rights granted to holders of Common Stock (other than equity awards issued under the Omnibus Incentive Plan). In such events, each holder is entitled to receive the amount of such rights the holder would have received if all Preferred Shares were converted into Common Stock at the Alternate Conversion Price as of the applicable record date, without regard to conversion limitations. Participation is subject to the beneficial ownership limitation. To the extent participation would cause a holder and its attribution parties to exceed such limitation, the excess portion is held in abeyance and becomes exercisable when such participation would no longer result in exceeding the beneficial ownership limitation.

Anti-dilution: The Series B Preferred Stock includes price-based anti-dilution protections that adjust the conversion price upon future issuances of equity or equity-linked securities at prices below the then-effective conversion price, including issuances of options or convertible securities and variable-price securities.

The Company evaluated the terms of the Series B Preferred Stock for embedded features that may require bifurcation as derivative instruments under ASC 815. Certain features were identified that met the definition of a derivative. As June 30, 2026 and December 31, 2025, the Company concluded that the fair value of such features was not material to the financial statements and accordingly did not recognize them as separate derivative liabilities. The Company will continue to reassess this conclusion at each reporting period.

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

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of June 30, 2026:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	254,307	$0.484	Related party warrants	Equity
(b)	8,989,091	$0.55 - $0.6875	April 2026 Warrants	Equity
(c)	992,000	$2.50 - $3.125	November 2025 Warrants	Equity
(d)	134,314	$1.90 - $4.05	April 2025 Warrants	Equity
(e)	22,063	$4.363	March 2025 Warrants	Equity
(f)	1,007,433	$7.05 - $8.8125	August 2024 Warrants	Equity
(g)	16,811	$24.56	February 2024 Warrants	Equity
(h)	162,881	$7.05 - $23.51	2023 Notes Warrants	Equity
(i)	69,227	$54.56 - $41,400	Other Warrants	Equity & Liability
	11,648,127

(a)	On April 23, 2026, the Company issued 254,307 equity classified warrants in connection with the 2023 Notes conversions. The warrants have an exercise price of $0.4840 per share and are immediately exercisable for shares of common stock and expire on April 23, 2028.

(b)	On April 6, 2026, the Company issued 8,727,273 equity classified warrants to an institutional investor in connection with the Series B Preferred Stock Financing. The warrants have an exercise price of $0.55 per share and are immediately exercisable for shares of common stock. Concurrently, there were 261,818 warrants issued to a placement agent. The placement agent warrants were immediately exercisable with an exercise price of $0.6875 per share. One half of the warrants issued expire on October 6, 2027 and the other half will expire on April 6, 2031.

(c)	On November 14, 2025, the Company issued 880,000 equity classified warrants to certain institutional investors with the Series B Preferred Stock Financing. The warrants have an exercise price of $2.50 per share and are immediately exercisable for shares of common stock and expire on January 7, 2031. In connection with the Series B Preferred Stock Financing, there were 112,000 warrants issued to placement agent. The placement agent warrants were immediately exercisable with an exercise price of $3.125 per share and expire on January 7, 2031.

(d)	On April 24, 2025, the Company issued 1,304,878 equity classified warrants (Common Warrants and placement agent warrants) in connection with the Inducement Letter of the 2025 April warrant inducement. The Common Warrants have an exercise price of $1.90 per share and are immediately exercisable for shares of common stock. One half of the Common Warrants will expire on October 26, 2026, and the other half will expire on April 24, 2030. The placement agent warrants were immediately exercisable with an exercise price of $4.05 per share and expire on April 24, 2030. As of June 30, 2026, there have been 1,170,564 warrants exercised at an exercise price of $1.90 per share.

(e)	On March 31, 2025, in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering, the Company issued equity classified warrants to purchase 652,439 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2025 Registered Direct Offering and 2025 March Warrant Offering. The 630,376 investor warrants have an exercise price of $3.24 per share. One half of the warrants will expire on October 1, 2026, and the other half will expire on March 31, 2030. The 22,063 placement agent warrants have an exercise price of $4.3625 per share and expire on March 30, 2030. In connection with the 2025 April Warrant Inducement, 630,376 investor warrants were exercised. As of June 30, 2026, the placement agent warrants remain outstanding.

(f)	On August 29, 2024, in connection with the 2024 Registered Direct Offering and 2024 August Warrant Inducement, the Company issued equity classified warrants to purchase 1,964,666 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2024 Registered Direct Offering and the 2024 August Warrant Inducement. The 1,914,466 investor warrants have an exercise price of $7.05 per share. One half of the warrants expire on May 21, 2026, and the other half expire on November 21, 2029. The 50,200 placement agent warrants have an exercise price of $8.8125 per share and expire on August 28, 2029. As of June 30, 2026, there have been 100,121 warrants exercised.

(g)	On February 12, 2024, the Company issued 497,047 equity classified warrants (Series A Warrants, Series B Warrants and placement agent warrants) in connection with the Inducement Letter for the 2024 February warrant inducement and related warrant restructuring. The Series A and Series B Warrants were immediately exercisable with an exercise price of $15.90 per share and expire on August 14, 2025 and May 12, 2028, respectively. The placement agent warrants were immediately exercisable with an exercise price of $24.56 per share and expire on May 12, 2028. In connection with the 2024 August Warrant Inducement, 480,236 Series A and Series B warrants were exercised. As of June 30, 2026, the placement agent warrants remain outstanding.

(h)	On October 25, 2023, and November 28, 2023, the Company issued warrants to purchase 83,714 shares and 167,428 shares, respectively. The warrants were immediately exercisable with an exercise price of $23.51 per share and expire on October 25, 2028, and November 28, 2028, respectively. In January 2024, a holder of the warrants exercised 88,261 warrants at an exercise price of $23.51 per share. In August 2024, an inducement letter was issued to a holder of 133,334 warrants to reduce the exercise price from $23.51 to $7.05 per share.

(i)	At various dates through September 30, 2023, the Company assumed or issued a total of 73,474 warrants to provide holders the right to purchase common stock at exercise prices ranging from $54.60 - $41,400 per share. A total of 2,901 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire through August 7, 2028.

NOTE 9 - STOCK-BASED COMPENSATION

The Company assumed the 2021 Omnibus Incentive Plan (“Plan”) in 2021. In January 2026, shareholders approved an increase of 600,000 shares available for future grant under the Plan. In February 2026, the Company’s Board approved an annual increase of 228,749 shares available for future grant under the Plan.

The Company recognized within general and administrative expense stock-based compensation expense of $37,200 and $40,733 for the three and six months ended June 30, 2026, and $62,137 and $73,133 for the three and six months ended June 30, 2025. The Company recognized stock-based compensation expense within research and development expense of $610,981 and $616,191 for the three and six months ended June 30, 2026, and $150,222 and $201,569 for the three and six months ended June 30, 2025.

Option Activity

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2026:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2025	102,785	$191.13	8.62	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	(9,504)	1,212.73	-	-
Outstanding at June 30, 2026	93,281	$87.04	8.17	-
Exercisable at June 30, 2026	84,780	95.55	8.10	-
Vested and expected to vest	93,281	$87.04	8.17	-

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

As of June 30, 2026, the Company had an aggregate of $7,314 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.70 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock unit activity during the six months ended June 30, 2026:

	Restricted Stock Units	Weighted average fair value
Outstanding at December 31, 2025	-	$-
Granted	100,000	0.37
Released	(100,000)	0.37
Cancelled	-	-
Outstanding at June 30, 2026	-	$-

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

June 30, 2026
Awards outstanding under the Plan	93,281
Awards available for future grant under the Plan	752,638
Warrants outstanding	11,648,127
Shares for consultant compensation agreement outside the Plan	2,184,479
Conversion of Series B preferred stock	5,390,965
Total shares of common stock reserved for future issuance	20,069,490

NOTE 10 – RELATED PARTY

On April 23, 2026, the Company amended its remaining outstanding senior secured convertible promissory note payable to a board member to provide that the notes were converted into an aggregate of 508,614 unregistered shares of common stock and unregistered warrants to purchase up to 254,307 unregistered shares of common stock at an exercise price of $0.4840 per share, immediately exercisable and terminating two years after the issuance date.

NOTE 11 - SUBSEQUENT EVENTS

Cy Biopharma Inc. Acquisition

On August 5, 2026, the Company completed the acquisition of Cy Biopharma, Inc. pursuant to an Agreement and Plan of Merger, in which Cy Biopharma became a wholly owned subsidiary of the Company. Cy Biopharma is a clinical-stage biotechnology company focused on the development of therapies for chronic pain. Its lead product candidate, for the treatment of Complex Regional Pain Syndrome (CRPS) Type 1, has received Orphan Drug Designation from the U.S. Food and Drug Administration.

The acquisition consideration consisted primarily of shares of the Company’s Series C Preferred Stock issued to the former equity holders of Cy Biopharma. Concurrent with the acquisition, the Company entered into a private placement financing for gross proceeds of approximately $21.5 million at the initial closing, with the potential for an additional financing tranche of up to approximately $38.6 million upon the achievement of specified clinical development milestones.

In connection with the acquisition, the Company entered into an agreement with 3i, LP (“3i”), an existing investor, to settle certain outstanding equity instruments held by 3i and its affiliates. Pursuant to the agreement, all outstanding shares of Series B Preferred Stock held by 3i and its affiliates were converted into 3,229,276 shares of common stock, and all outstanding warrants held by 3i were converted into 7,183 shares of Series C Preferred Stock, with each share of Series C Preferred Stock initially convertible into 1,000 shares of common stock. The Company also paid $250,000 in cash to 3i at closing. The issuance of common shares is subject to certain beneficial ownership limitations.

The Company has not completed its initial accounting for the acquisition and as such, is unable to determine the preliminary purchase price allocation or quantify the financial effects of the acquisition as of the date these financial statements were available to be issued.

Galephar Agreement

On July 1, 2026, the Company entered into an agreement with Galephar to modify the form of consideration payable related to the milestone payment earned through June 30, 2026. Under the modified arrangement, Galephar agreed to receive 2,171 shares of Series C Preferred Stock in lieu of the 2,170,767 shares of common stock issuable. Each share of the Series C Preferred Stock is convertible into 1,000 shares of the Company’s common stock, subject to shareholder approval.

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

We have incurred significant operating losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

●	continue preclinical studies and continue existing and initiate new clinical trials for PF614, PF614-MPAR and nafamostat, our lead product candidates being tested for chronic pain;

●	advance the development of our product candidate pipeline of other product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;

●	seek regulatory approval for any product candidates that successfully complete clinical trials;

●	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	expand our infrastructure and facilities to accommodate our growing employee base; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our transition to operating as a public company.

We have incurred and expect to continue to incur additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses. We may never become profitable.

We require substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of private and public equity offerings, debt financings or other capital sources, which may include collaborations with other companies or other strategic transactions, including a product development and manufacturing collaboration that we entered into previously. To the extent that we raise additional capital through the sale of private or public equity or convertible debt securities, existing ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our equity holders.

Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, issuing additional equity, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations or other strategic transactions with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us and our stockholders may suffer significant dilution in any such transaction. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates or delay our pursuit of potential in-licenses or acquisitions.

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

We have generated limited revenues and have incurred significant operating losses since our inception and expect to continue to incur operating losses for the foreseeable future. These factors raise substantial doubt about our ability to continue as a going concern. Our future viability is dependent on our ability to raise additional capital to finance our operations. Without raising additional capital through a future offering, we believe that current cash on hand is sufficient to fund operations through late third quarter of 2026. We based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “— Liquidity and Capital Resources.” Our future viability beyond the twelve months is dependent on our ability to raise additional capital to finance our operations.

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

Cy Biopharma Inc. Acquisition

On August 5, 2026, we completed the acquisition of Cy Biopharma, Inc., a clinical-stage biotechnology company focused on the development of therapies for chronic pain. Its lead product candidate, for the treatment of Complex Regional Pain Syndrome (CRPS) Type 1, has received Orphan Drug Designation from the U.S. Food and Drug Administration. The acquisition consideration consisted primarily of shares of our Series C Preferred Stock issued to the former equity holders of Cy Biopharma. Concurrent with the acquisition, we entered into a private placement financing for gross proceeds of approximately $21.5 million, with the potential for an additional financing tranche of up to approximately $38.6 million upon the achievement of specified clinical development milestones.

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

On April 6, 2026, we closed a private placement with the same institutional investor pursuant to the Securities Purchase Agreement originally entered into on November 13, 2025. The Company issued 2,000 shares of Series B Preferred Stock convertible into up to 4,363,636 shares of common stock at a conversion price of $0.55 per share, for gross proceeds of $2.0 million before fees and expenses. In connection with the closing, the Company also issued (i) warrants to purchase up to 4,363,637 shares of common stock exercisable for 18 months and (ii) warrants to purchase up to 4,363,636 shares of common stock exercisable for five years, in each case at an exercise price of $0.55 per share and exercisable immediately upon issuance. Additionally, warrants to purchase up to 261,818 shares of common stock were issued to the Company’s financial advisor. All warrants are subject to anti-dilution adjustments. In connection with the closing, the Company amended its Certificate of Designation to increase the stated value per share of all outstanding Series B Preferred Stock from $1,100 to $1,200 per share.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain elevated as we continue our existing, and commence additional, planned clinical trials for PF614 and PF614-MPAR®, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates, subject to our ability to obtain financing. We also expect our related personnel costs to increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, to remain elevated. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2026, and December 31, 2025, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
Federal grants	$1,164,315	$1,371,438	$(207,123)
Operating expenses:
Research and development	2,471,752	1,923,430	548,322
General and administrative	1,268,952	1,198,523	70,429
Total operating expenses	3,740,704	3,121,953	618,751
Loss from operations	(2,576,389)	(1,750,515)	(825,874)
Other income (expense):
Change in fair value of liability classified warrants	-	(853)	853
Interest expense, net	(320)	(3,160)	2,840
Other income and expense, net	5,834	21,011	(15,177)
Total other income (expenses), net	5,514	16,998	(11,484)
Net loss	$(2,570,875)	$(1,733,517)	$(837,358)
Net loss attributable to noncontrolling interests	(166)	(166)	-
Deemed dividend related to warrants down round provision	-	-	-
Net loss attributable to noncontrolling interests	$(2,570,709)	$(1,733,351)	$(837,358)

Federal Grants

Revenue from federal grants totaled $1.2 million for the three months ended June 30, 2026, compared to $1.4 million for the three months ended June 30, 2025, respectively. This $0.2 million decrease is primarily due to the timing of research activities eligible for funding under the MPAR grant.

Research and Development Expenses

Research and development expenses were $2.5 million for the three months ended June 30, 2026, compared to $1.9 million for the three months ended June 30, 2025, representing an increase of $0.5 million. The increase was primarily the result of external research and development costs related to increased clinical activity for PF614. We expect future research and development expenses to fluctuate with activity under the Phase 3 clinical trial for PF614, with such timing dependent upon our ability to raise capital sufficient to fund these expenses.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended June 30, 2026 and $1.2 million the three months ended June 30, 2025, representing an increase of $0.1 million. We expect future general and administrative expenses to approximate current levels.

Other Income and Expense

Other income and expense for the three months ended June 30, 2026, consisted primarily of interest income from cash and cash equivalents.

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
Federal grants	$2,125,313	$2,691,210	$(565,897)
Operating expenses:
Research and development	5,818,633	3,808,957	2,009,676
General and administrative	2,445,299	2,600,279	(154,980)
Total operating expenses	8,263,932	6,409,236	1,854,696
Loss from operations	(6,138,619)	(3,718,026)	(2,420,593)
Other income (expense):
Change in fair value of liability classified warrants	—	9,063	(9,063)
Interest expense, net	(4,243)	(7,017)	2,774
Other income and expense, net	15,572	36,890	(21,318)
Total other income (expenses), net	11,329	38,936	(27,607)
Net loss	$(6,127,290)	$(3,679,090)	$(2,448,200)
Net loss attributable to noncontrolling interests	(166)	(166)	-
Deemed dividend related to warrants down round provision	-	-	-
Net loss attributable to noncontrolling interests	$(6,127,124)	$(3,678,924)	$(2,448,200)

Federal grant funding

Funding from federal grants for the six months ended June 30, 2026 and 2025 totaled $2.1 million and $2.7 million, respectively. The decrease of approximately $0.6 million is primarily due to the timing of research activities eligible for funding under the MPAR grant.

Research and development expenses

Research and development expenses for the six months ended June 30, 2026, and 2025 were $5.8 million and $3.8 million, respectively, representing an increase of $2.0 million. The increase was primarily the result of external research and development costs related to increased clinical activity for PF614.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2026, and 2025 were $2.4 million and $2.6 million, respectively, representing a decrease of $0.2 million.

Other income and expense

Other income and expense for the six months ended June 30, 2026 and 2025, consisted primarily of interest income from cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of June 30, 2026, we had $0.7 million of cash and cash equivalents. In August 2026, we acquired Cy Biopharma, Inc. and completed a private placement financing which together provided aggregate cash of approximately $31 million, net of transaction expenses. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidate for several years, if at all.

We have funded our operations to date primarily with proceeds from the sale of common and preferred equity, exercise of warrants for common equity, funding under federal research grants and borrowings under convertible promissory notes. To fund future operations, we will need to raise additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing research and development efforts and related general and administrative support. We anticipate that we will fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. We cannot make assurances that anticipated additional financing will be available to us on favorable terms, if at all.

The remaining funding under the MPAR federal research grant totaled $5.3 million at June 30, 2026, and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations through late third quarter of 2026, which raises substantial doubt about our ability to continue as a going concern.

Cash Flows for the three months ended June 30, 2026, and 2026

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,463,383)	$(4,414,280)
Net cash provided by financing activities	1,829,733	3,123,778
Net decrease in cash and cash equivalents	$(3,633,650)	$(1,290,502)

Operating Activities

During the six months ended June 30, 2026 and 2025, we used cash in operating activities of $5.5 million and $4.4 million, respectively. The increase primarily resulted from the timing of vendor invoicing and payments, particularly related to the Phase 3 clinical trial for PF614.

Financing Activities

During the six months ended June 30, 2026, net cash used in financing activities was $1.8 million, primarily from $1.9 million of net proceeds from issuance of Series B Preferred Stock and $0.1 million repayments of financed insurance premiums. During the six months ended June 30, 2025, net cash provided by financing activities was $3.1 million, primarily consisting of net proceeds from warrant inducements, a public offering of common stock and warrant exercise

Funding Requirements

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

Commitments

Our commitments as of June 30, 2026, included an estimated $15.6 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

Interest Rate Risk

Our cash and cash equivalents as of June 30, 2026, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of June 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

ENSYSCE BIOSCIENCES, INC.

Date: August 13, 2026	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

