Form 10-Q
period 2026-09-30
Ensysce Biosciences, Inc.
filed 2026-11-12
CIK 1716947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

Registrant had 19,456,794 shares of common stock outstanding as of November 11, 2026.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will” and “would,” or the negative of these terms or other similar expressions intended to identify statements about the future. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

●	the risk that our common stock will be delisted from Nasdaq if we are not able to maintain compliance with applicable listing standards;

●	our estimates regarding expenses, revenue, capital requirements and timing and availability of and the need for additional financing will almost certainly not match actual amounts and timing;

●	our ability to continue as a going concern for the next twelve months;

●	we have incurred and will continue to incur substantial costs related to our merger with Cy Biopharma, Inc. (“Cy”) and integration of Cy’s business with ours;

●	we may fail to realize the anticipated benefits of the merger with Cy;

●	future results of the combined company may suffer if it cannot effectively manage its expanded operations;

●	the dilutive effect of recent financing transactions which may negatively affect our stock price;

●	the risk that our product candidates PF614 and PF614-MPAR may not be successful in limiting or impeding abuse, overdose, or misuse or providing additional safety upon commercialization;

●	reliance by us on third-party contract research organizations, or CROs, for our research and development activities and clinical trials;

●	the need for substantial additional funding to complete the development and commercialization of our product candidates;

●	the risk that our clinical trials may fail to replicate positive results from earlier preclinical studies or clinical trials conducted by us or third parties;

●	the risk that the potential product candidates that we develop may not progress through clinical development or receive required regulatory approvals within expected timelines or at all;

i

●	the risk that clinical trials may not confirm any safety, potency, or other product characteristics described or assumed in this Quarterly Report on Form 10-Q;

●	the risk that we will be unable to successfully market or gain market acceptance of our product candidates;

●	the risk that our product candidates may not be beneficial to patients or successfully commercialized;

●	the risk that we have overestimated the size of the target market, patients’ willingness to try new therapies, and the willingness of physicians to prescribe these therapies;

●	effects of competition;

●	the risk that third parties on which we depend for laboratory, clinical development, manufacturing, and other critical services will fail to perform satisfactorily;

●	the risk that our business, operations, clinical development plans and timelines, and supply chain could be adversely affected by health epidemics;

●	the risk that we will be unable to obtain and maintain sufficient intellectual property protection for our investigational products or will infringe the intellectual property protection of others;

●	the loss of key members of our management team;

●	changes in our regulatory environment;

●	the ability to attract and retain key scientific, medical, commercial, or management personnel;

●	changes in our industry;

●	our ability to remediate any material weaknesses or maintain effective internal controls over financial reporting;

●	other factors disclosed in this Quarterly Report on Form 10-Q; and

●	other factors beyond our control.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs of Ensysce Biosciences, Inc. (“Ensysce”), concerning future developments and their potential effects on Ensysce. There can be no assurance that future developments affecting Ensysce will be those that Ensysce has anticipated. These forward-looking statements involve risks, uncertainties (some of which are beyond Ensysce’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, the risk factors relating to the acquisition of Cy Biopharma, Inc. disclosed in our current Report on Form 8-K/A filed with the Securities and Exchange Commission on October 16, 2026, and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of the assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Moreover, the occurrence of the events described in the “Risk Factors” in our Annual Report on Form 10-K may adversely affect Ensysce. Ensysce will not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

GLOSSARY

Definitions:

2021 Omnibus Incentive Plan	Ensysce Biosciences, Inc. Amended and Restated 2021 Omnibus Incentive Plan (“Plan”)

2023 Notes	The senior secured convertible promissory notes in the aggregate original principal amount of $1.8 million, sold in two closings on October 25, 2023, and November 28, 2023, respectively, pursuant to the Securities Purchase Agreement entered into on October 23, 2023

2024 August Warrant Inducement	The Company’s August 2024 transaction including the cash exercise of certain existing warrants at a reduced price and the issuance of new warrants

August Inducement Letter	Inducement offer letter entered into with certain holders of existing warrants to purchase 480,234 shares of the Company’s common stock (issued in February of 2024) to reduce the exercise price from $15.90 per share to $7.05 per share. The Company also agreed to amend certain existing warrants to purchase up to an aggregate of 133,334 shares of common stock that were previously issued in November 2023 and had an exercise price of $23.51 per share such that the amended warrants have a reduced exercise price of $7.05 per share.

2025 Registered Direct Offering	A definitive Securities Purchase Agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell in a registered direct offering shares of common stock and pre-funded warrants for an aggregate amount of $1.1 million.

2025 April Warrant Inducement	The Company’s April 2025 Inducement offer letter entered into with certain holders of existing warrants to purchase 630,376 shares of the Company’s common stock (issued in March of 2025) and the issuance of new warrants exercisable for an aggregate of up to 1,260,752 shares of common stock with an exercise price of $1.90 per share.

CMOs	Contract manufacturing organizations

Company	Ensysce Biosciences, Inc. and its consolidated subsidiaries

Covistat	A subsidiary renamed EBIR, Inc.

CROs	Contract research organizations

Cy	Cy Biopharma, LLC, a wholly owned subsidiary of the Company.

Cy Acquisition	The Company’s acquisition of Cy Biopharma, Inc. in August 2026, pursuant to which the Company acquired 100% of the equity interests of Cy Biopharma, Inc. in exchange for shares of Series C Preferred Stock (the “Cy Acquisition”).

EB	Ensysce Biosciences, Inc. prior to its merger with Signature Acquisition Corp. pursuant to the EB-ST Agreement.

iii

EBIR	Previously known as Covistat, Inc., EBIR, Inc. is a clinical stage pharmaceutical company that is developing a compound utilized in the Company’s overdose protection program for the treatment of COVID-19 and is a 79.2%-owned subsidiary of the Company

EB-ST Agreement	Agreement and Plan of Merger, dated as of December 28, 2015, by and among Signature, SAQ, and EB

Ensysce	Ensysce Biosciences, Inc.

Exchange Act	Securities Exchange Act of 1934, as amended

FDA	United States Food and Drug Administration

GAAP	Generally Accepted Accounting Principles in the United States of America

JOBS Act	Jumpstart Our Business Startups Act of 2012

MPAR Grant	Research and development grant related to the development of its MPAR® overdose prevention technology initially awarded to the Company by NIH through NIDA in September 2018, with a second award effective September 2024

Nasdaq	The Nasdaq Stock Market LLC

NIDA	National Institute on Drug Abuse

NIH	National Institutes of Health

OUD Grant	Research and development grant related to the development of its TAAP/MPAR® abuse deterrent technology for Opioid Use Disorder awarded to the Company by NIH/NIDA in September 2019

Registered Direct Offering	August 2024 registered direct offering of common stock (236,880 shares), private placement warrants (to purchase up to 473,760 shares) and the cash exercise of certain existing warrants (480,234 warrant shares) at a reduced price and the issuance of new warrants (to purchase up to 1,440,701 shares).

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Securities Purchase Agreement	The Securities Purchase Agreement, in September 2021, June 2022, October 2023, August 2024, or March 2025, as the context dictates, by and between Ensysce and the institutional investors party thereto

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

Series C Preferred Stock PIPE Financing	In August 2026, the Company completed a private investment in public equity (“PIPE”) financing transaction in connection with the Cy Acquisition, involving the issuance of 66,811 shares of Series C Convertible Preferred Stock to purchase Common Stock.

TAAP	Trypsin Activated Abuse Protection

iv

v

Ensysce Biosciences, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$29,670,793	$4,310,354
Unbilled receivable	44,280	420,345
Prepaid expenses and other current assets	1,082,029	2,514,319
Total current assets	30,797,102	7,245,018
Property and equipment, net	156,279	124,129
Other assets	-	83,332
Total assets	$30,953,381	$7,452,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,033,669	$3,267,610
Accrued expenses and other liabilities	1,653,060	993,411
Notes payable and accrued interest	154,874	306,708
Total current liabilities	3,841,603	4,567,729
Total liabilities	$3,841,603	$4,567,729
Commitments and contingencies (Note 6)
Stockholders’ equity
Preferred stock, $0.0001 par value, 1,500,000 shares authorized at September 30, 2026 and December 31, 2025; 358,292 shares issued at September 30, 2026 and 4,000 shares issued at December 31, 2025; 358,292 and 3,305 shares outstanding at September 30, 2026 and December 31, 2025, respectively; $0 and $3,635,500 liquidation preference at September 30, 2026 and December 31, 2025, respectively	$34	$-
Common stock, $0.0001 par value, 250,000,000 shares authorized at September 30, 2026 and December 31, 2025; 19,456,794 and 4,574,983 shares issued at September 30, 2026 and December 31, 2025, respectively; 19,456,794 and 4,574,977 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1,948	459
Additional paid-in capital	255,636,629	142,933,260
Accumulated other comprehensive loss	(236,991)	-
Accumulated deficit	(227,960,706)	(139,719,999)
Total Ensysce Biosciences, Inc. stockholders’ equity	27,440,914	3,213,720
Noncontrolling interests in stockholders’ equity	(329,136)	(328,970)
Total stockholders’ equity	27,111,778	2,884,750
Total liabilities and stockholders’ equity	$30,953,381	$7,452,479

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Federal grants	$2,181,632	$493,104	$4,306,945	$3,184,314
Operating expenses:
Research and development	3,175,848	2,954,909	8,994,480	6,763,866
General and administrative	1,594,722	1,279,290	4,040,022	3,879,569
Acquired in-process research and development	79,907,223	-	79,907,223	-
Total operating expenses	84,677,793	4,234,199	92,941,725	10,643,435

Loss from operations	(82,496,161)	(3,741,095)	(88,634,780)	(7,459,121)

Other income (expense):
Change in fair value of liability classified warrants	-	998	-	10,061
Interest expense, net	(3,147)	(6,369)	(7,390)	(13,385)
Foreign exchange gain (loss), net	316,713	-	316,713	-
Other income and expense, net	69,012	17,338	84,584	54,227
Total other income (expense), net	382,578	11,967	393,907	50,903

Net loss	$(82,113,583)	$(3,729,128)	$(88,240,873)	$(7,408,218)
Net loss attributable to noncontrolling interests	-	-	(166)	(166)
Deemed dividend related to settlement of equity instruments	204,539	-	204,539	-
Net loss attributable to common stockholders	$(82,318,122)	$(3,729,128)	$(88,445,246)	$(7,408,052)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(236,991)	-	(236,991)	-
Total comprehensive income (loss), net	$(82,555,113)	$(3,729,128)	$(88,682,237)	$(7,408,052)

Net loss per basic and diluted share:
Net loss per share attributable to common stockholders, basic and diluted	$(4.52)	$(1.29)	$(6.95)	$(3.42)
Weighted average common shares outstanding, basic and diluted	18,193,164	2,886,059	12,730,983	2,168,247

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock					Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interests	other comprehensive income (loss)	Total

Balance on June 30, 2026	1,233	$-	16,227,518	$1,624	$145,063,802	$(145,847,123)	$(329,136)	$—	$(1,110,833)
Issuance of Series C Preferred Stock as acquisition consideration	282,122	28	-	-	90,784,010	-	-	-	90,784,038
Issuance of Series C Preferred Stock in PIPE Financing, net of issuance costs of $1,920,586	66,811	5	-	-	19,578,520	-	-	-	19,578,525
Issuance of Series C Preferred Stock for consulting services	2,176	-	-	-	600,001	-	-	-	600,001
Extinguishment of Series B Preferred Stock in exchange for common stock	(1,233)	-	3,229,276	324	(45,784)	-	-	-	(45,460)
Exchange of common stock warrants for Series C Preferred Stock	7,183	1	-	-	(1)	-	-	-	-
Settlement of common stock warrants	-	-	-	-	(240,000)	-	-	-	(240,000)
Deemed dividend on extinguishment of Series B Preferred Stock	-	-	-	-	(204,539)	-	-	-	(204,539)
Stock-based compensation	-	-	-	-	405	-	-	-	405
Consultant compensation					100,215				100,215
Foreign currency translation adjustments	-	-	-	-	-	-	-	(236,991)	(236,991)
Net Loss	-	-	-	-	-	(82,113,583)	-	-	(82,113,583)
Balance on September 30, 2026	358,292	$34	19,456,794	$1,948	$255,636,629	$(227,960,706)	$(329,136)	$(236,991)	$27,111,778

Balance on December 31, 2025	3,305	$-	4,574,977	$459	$142,933,260	$(139,719,999)	$(328,970)	$—	$2,884,750
Issuance of Series B Preferred Stock, net of issuance costs of $171,385	2,000	-	-	-	1,828,615	-	-	-	1,828,615
Issuance of Series C Preferred Stock as acquisition consideration	282,122	28	-	-	90,784,010	-	-	-	90,784,038
Issuance of Series C Preferred Stock in PIPE Financing, net of issuance costs of $1,920,586	66,811	5	-	-	19,578,520	-	-	-	19,578,525
Issuance of Series C Preferred Stock for consulting services	2,176	-	-	-	600,001	-	-	-	600,001
Extinguishment of Series B Preferred Stock in exchange for common stock	(1,233)	-	3,229,276	324	(45,784)	-	-	-	(45,460)
Exchange of common stock warrants for Series C Preferred Stock	7,183	1	-	-	(1)	-	-	-	-
Settlement of common stock warrants	-	-	-	-	(240,000)	-	-	-	(240,000)
Settlement of restricted stock units	-	-	100,000	10	(10)	-	-	-	-
Deemed dividend on extinguishment of Series B Preferred Stock	-	-	-	-	(204,539)	-	-	-	(204,539)
Conversion of 2023 Notes	-	-	508,614	51	246,118	-	-	-	246,169
Conversion of preferred stock into common stock	(4,072)	-	11,043,927	1,104	(1,104)	-	-	-	-
Stock-based compensation	-	-	-	-	11,018	-	-	-	11,018
Consultant compensation	-	-	-	-	146,525	-	-	-	146,525
Foreign currency translation adjustments	-	-	-	-	-	-	-	(236,991)	(236,991)
Net loss	-	-	-	-	-	(88,240,707)	(166)	-	(88,240,873)
Balance on September 30, 2026	358,292	$34	19,456,794	$1,948	$255,636,629	$(227,960,706)	$(329,136)	$(236,991)	$27,111,778

	Stockholders’ Equity
	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling interests	Total

Balance on June 30, 2025	2,393,256	$241	$136,612,043	$(133,223,223)	$(328,649)	$3,060,412
Issuance of common stock upon exercise of warrants	787,818	79	1,496,775	-	-	1,496,854
Consultant settlement	-	-	718	-	-	718
Stock-based compensation	-	-	45,858	-	-	45,858
Net loss	-	-	-	(3,729,128)	-	(3,729,128)
Balance on September 30, 2025	3,181,074	$320	$138,155,394	$(136,952,351)	$(328,649)	$874,714

Balance on December 31, 2024	1,355,773	136	$133,252,585	$(129,544,299)	(328,483)	3,379,939
Public offering, net of issuance costs of $204,193	239,594	25	895,789	-	-	895,814
Issuance of common stock upon exercise of warrants	935,331	94	1,887,615	-	-	1,887,709
Issuance of common stock upon warrant inducement, net of issuance costs of $297,021	630,376	63	1,902,928	-	-	1,902,991
Consultant compensation	20,000	2	63,730	-	-	63,732
Stock-based compensation	-	-	152,747	-	-	152,747
Net loss	-	-	-	(7,408,052)	(166)	(7,408,218)
Balance on September 30, 2025	3,181,074	$320	$138,155,394	$(136,952,351)	$(328,649)	$874,714

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(88,240,873)	$(7,408,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest	3,409	9,268
Acquired in-process research and development expense	79,907,223	-
Amortization of debt discount	3,147	-
Change in fair value of liability classified warrants	-	(10,061)
Consultant compensation	746,526	253,731
Stock-based compensation	11,018	152,747
Depreciation	19,599	-
Changes in operating assets and liabilities:	-
Unbilled receivable	376,065	119,704
Prepaid expenses and other current assets	1,683,142	780,894
Other assets	85,882	-
Accounts payable	(1,812,269)	(893,621)
Accrued expenses and other liabilities	357,154	715,097
Net cash used in operating activities	(6,859,977)	(6,280,459)

Cash flows from investing activities:
Acquisition of assets from Cy Biopharma	11,444,083	-
Purchases of property and equipment	(51,748)	(123,643)
Net cash provided by (used in) investing activities	11,392,335	(123,643)

Cash flows from financing activities:
Proceeds from issuance of Series C preferred stock (PIPE), net of issuance costs	19,595,520	-
Proceeds from public offerings	-	1,100,007
Proceeds from warrant exercises, net of issuance costs	-	1,887,709
Proceeds from warrant inducements, net of issuance costs	-	2,200,012
Proceeds from issuance of Series B Preferred Stock, net of issuance costs	1,828,615	-
Public offering costs	-	(204,193)
Warrant inducement costs	-	(297,021)
Payment related to settlement of Series B preferred stock	(250,000)	-
Repayments of insurance premium financing	(109,063)	(111,271)
Net cash provided by financing activities	21,065,072	4,575,243
Effect of exchange rate changes on cash and cash equivalents	(236,991)	-
Net increase (decrease) in cash and cash equivalents	25,360,439	(1,828,859)
Cash and cash equivalents, beginning of period	4,310,354	3,502,077
Cash and cash equivalents, end of period	$29,670,793	$1,673,218

Supplemental disclosure of non-cash financing and investing activities:
Issuance Costs associated with Series C Preferred Stock within accrued expenses	$16,995	$-
Issuance costs associated with acquisition of assets from Cy Biopharma included in accrued expenses	$40,000	$-
Financed insurance premiums	$196,842	$188,046
Conversion of 2023 Notes into common stock	$246,169	$-
Settlement of Series B preferred stock in connection with asset acquisition	$324	$-
Preferred stock conversions to common stock	$1,104	$-
Consideration for warrant extinguishment within accrued expenses	$240,000	$-
Incremental fair value of April 2025 Warrant Inducement	$-	$3,483,420

The accompanying notes are an integral part of these consolidated financial statements.

Ensysce Biosciences, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Ensysce Biosciences, Inc. (“Ensysce”), along with its 79.2%-owned subsidiary, EBIR, Inc. (“EBIR”, formerly known as Covistat, Inc.) and its wholly-owned subsidiaries EBI Operating, Inc., EBI OpCo, Inc., and Cy Biopharma, LLC (collectively, the “Company”), is a clinical-stage biotechnology company focused on developing innovative neuroplastogenic therapies beyond mood disorders, with an initial focus on Complex Regional Pain Syndrome (“CRPS”). Following the acquisition of Cy Biopharma in August 2026, the Company’s lead development program is CY200, a clinical-stage psilocybin-predominant botanical extract for the treatment of chronic pain conditions, including CRPS, which has received Orphan Drug Designation from the U.S. Food and Drug Administration. The Company also continues to develop its proprietary TAAP (Trypsin Activated Abuse Protection) opioid product candidate, PF614, and MPAR® (Multi-Pill Abuse Resistance) technology for overdose protection which will be applied to the PF614 program. The Company is also applying its TAAP and MPAR® technology to a methadone prodrug for use in the treatment of Opioid Use Disorder.

Acquisition of Cy Biopharma, Inc.

On August 5, 2026, the Company completed its previously announced acquisition of Cy Biopharma, Inc. pursuant to the terms of an Agreement and Plan of Merger, dated August 5, 2026 (the “Merger Agreement”), by and among Ensysce, PHRMA Merger Sub I, Inc. (“First Sub”), PHRMA Merger Sub II, LLC (“Second Sub”), and Cy Biopharma, Inc.

Pursuant to the Merger Agreement, First Sub merged with and into Cy Biopharma, Inc., with Cy Biopharma, Inc. surviving the merger as a wholly owned subsidiary of Ensysce (the “First Merger”). Immediately following the First Merger, Cy Biopharma, Inc. merged with and into Second Sub, with Second Sub surviving as a wholly owned subsidiary of Ensysce (the “Second Merger,” and together with the First Merger, the “Cy Acquisition”). The surviving entity was subsequently renamed Cy Biopharma, LLC (“Cy”) and remains a wholly owned subsidiary of Ensysce. The Cy Acquisition brought Cy’s lead investigational candidate, CY200, into the Ensysce pipeline.

The Company determined that the transaction did not meet the definition of a business combination and, accordingly, accounted for the Cy Acquisition as an asset acquisition under ASC 805, Business Combinations (“ASC 805”). The cost of the asset acquisition was determined based on the consideration transferred, including qualifying direct acquisition costs, and allocated to the assets acquired and liabilities assumed based on their relative fair values, as applicable. See Note 10 for more information.

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

Cash and Cash Equivalents

For purposes of the consolidated balance sheets and consolidated statements of cash flows, the Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions and amounts currently exceed federally insured limits. The Company has no financial instruments with off-balance sheet risk of loss. Additionally, the Company had a concentration in accounts payable, as four research and development vendors made up greater than 10% individually, 78% and 82% in aggregate, of the outstanding accounts payable balance as of September 30, 2026, and December 31, 2025, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over an estimated useful life of five years. As of September 30, 2026, property and equipment consists of laboratory equipment. During the three and nine months ended September 30, 2026, the Company recognized depreciation expense of $6,533 and $19,599, respectively. There was no property and equipment held during the nine month period ended September 30, 2025, and as such, there was no depreciation expense recognized during the three and nine months ended September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, the recorded values of cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses and other liabilities approximate their fair values due to the short-term nature of these items.

Comprehensive Loss

Comprehensive loss includes net loss and other changes in stockholders’ equity resulting from transactions and economic events other than those with stockholders. For the nine months ended September 30, 2026, other comprehensive income (loss) primarily consisted of foreign currency translation adjustments arising from the Company’s foreign subsidiaries acquired in the Cy Acquisition. The Company did not have any components of comprehensive loss in the year ended December 31, 2025.

Federal Grants

In September 2018, the NIH through NIDA awarded the Company a research and development MPAR Grant. The initial grant was extended several times and cumulative funding under this grant of approximately $10.7 million was completed in December 2023. A second multi-year MPAR Grant was awarded by NIH through NIDA in 2024, providing total funding of $15.1 million through May 2027, as adjusted. As of September 30, 2026, remaining funding under the grant is $2.7 million.

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

The revenue recognized under the MPAR Grant was as follows:

	Three Months Ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
MPAR	$2,181,632	$493,104	$4,306,945	$3,184,314
Total	$2,181,632	$493,104	$4,306,945	$3,184,314

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

Assets that are acquired in an asset acquisition for use in research and development activities that have an alternative future use are capitalized as in-process research and development (“IPR&D”). Acquired IPR&D that has no alternative future use as of the acquisition date is recognized as research and development expense as of the acquisition date.

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

From time-to-time, equity classified awards may be modified. On the modification date, the Company estimates the fair value of the awards immediately before and immediately after modification. The incremental increase in fair value is recognized as expense immediately to the extent the underlying equity awards are vested and on a straight-line basis over the same remaining amortization schedule as the unvested underlying equity awards.

Foreign Currency Translation and Transactions

The Company records foreign currency transaction gains and losses resulting from the remeasurement of monetary assets and liabilities denominated in currencies other than the applicable functional currency (USD) in Foreign exchange gain (loss), net, in the consolidated statements of operations and comprehensive loss.

Assets and liabilities of foreign subsidiaries with functional currencies other than USD are translated into U.S. dollars at period-end exchange rates, while revenues and expenses are translated at average exchange rates during the period. Foreign currency translation adjustments are recorded in other comprehensive income (loss) and accumulated in accumulated other comprehensive income (loss) within the consolidated balance sheets.

Acquisitions

The Company evaluates acquisitions in accordance with ASC 805 to determine whether the acquired set meets the definition of a business or should be accounted for as an asset acquisition or business combination. This assessment includes determining whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. Significant judgment may be required in determining the appropriate accounting treatment.

For asset acquisitions, the Company measures the cost of the acquisition, including direct transaction costs, and allocates the cost to the identifiable assets acquired and liabilities assumed based on their relative fair values. Acquired in-process research and development (“IPR&D”) assets are expensed to research and development unless they have an alternative future use.

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

The following weighted average shares have been excluded from the calculations of diluted weighted average common shares outstanding because they would have been anti-dilutive (the Company has utilized the principal balance outstanding and the end of period conversion price for the Convertible Notes for the purposes of the weighted average share calculation below):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	86,405	102,089	86,405	81,745
Warrants	5,223,842	3,590,293	6,784,556	3,000,380
Convertible notes	-	2,316	9,187	6,871
Consultant shares	-	4,600	-	4,600
Conversions from preferred shares	226,809,380	-	80,473,339	-
Total	232,119,627	3,699,298	87,353,487	3,093,596

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

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and other Options (Subtopic 470-20), which set forth to improve the relevance and consistency in the application of induced conversion guidance in Subtopic 470-20, Debt— Debt with Conversion and Other Options such as clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. ASU 2024-04 is effective for all entities after December 15, 2025, with early adoption permitted. The Company adopted the standard with an effective date of January 1, 2026. The adoption did not have a significant impact on the consolidated financial statements for the nine months ended September 30, 2026.

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

Reclassification

Certain reclassifications have been made to the December 31, 2025 financial statements to conform to the September 30, 2026 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	December 31, 2025
Prepaid research and development	$616,753	$2,088,078
Prepaid insurance	319,700	300,600
Deferred financing costs	52,493	82,493
Other prepaid expenses	65,126	22,598
Other current assets	27,957	20,550
Total prepaid expenses and other current assets	$1,082,029	$2,514,319

NOTE 5 – ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Accrued research and development	$836,063	$554,680
Accrued consultant compensation	—	180,000
Accrued professional fees	313,189	65,497
Accrued warrant settlement liability	240,000	—
Other accrued liabilities	263,808	193,234
Total accrued liabilities	$1,653,060	$993,411

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Purchase Commitments

As of September 30, 2026, the Company’s commitments included an estimated $13.3 million related to the Company’s open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies funded by federal grants. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust its requirements based on its business needs prior to the delivery of goods or the performance of services.

Litigation

As of September 30, 2026 and December 31, 2025, there were no pending legal proceedings against the Company that are expected to have a material adverse effect on cash flows, financial condition or results of operations. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters. Periodically, the Company reviews the status of significant matters, if any exist, and assesses its potential financial exposure. If the potential loss from any claim or legal claim is considered probable and the amount can be estimated, the Company accrues a liability for the estimated loss. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Because of such uncertainties, accruals are based on the best information available at the time. As additional information becomes available, the Company reassesses the potential liability related to pending claims and litigation.

Galephar Agreement

In January 2025, the Company entered into a product development and supply agreement with Galephar Pharmaceutical Research, Inc., a Puerto Rico specialty drug manufacturer (“Galephar”), to support the development, manufacture, packaging and testing of the Company’s PF614 and PF614-MPAR drug products for use in clinical trials and potential future commercial launch.

Upon execution of the agreement, the Company committed to issue 13,801 restricted shares of common stock (“Galephar Initial Shares”) representing approximately 1% of shares outstanding, subject to vesting in three tranches upon achievement of specific operational and regulatory milestones. The Company accounts for this share grant as nonemployee share-based compensation under ASC 718.

One-third of the Galephar Initial Shares vested immediately upon grant, and the remaining two-thirds vest as services are performed. During the nine months ended September 30, 2026 and 2025, the Company recognized $9,110 and $25,806, respectively, of stock-based compensation related to vesting of these shares. As of September 30, 2026 and December 31, 2025, 4,600 shares had been issued and outstanding.

The agreement also provides for milestone-based payments (“Galephar Milestone Shares”), to be settled in common stock (50% restricted, 50% freely tradeable). The number of shares issuable upon achievement of each milestone is based on the trailing five-day average closing price at the time of each milestone achievement.

Share-based expense for the Galephar Milestone Shares will be recognized as services are rendered. These awards are liability-classified until shares are issued, at which point they will be reclassified to equity. During the three and nine months ended September 30, 2025, the Company recognized $120,000 and $140,000, respectively, of research and development stock-based compensation to be settled in shares that was related to milestone progression. During the three and nine months ended September 30, 2026, the Company recognized $0 and $600,001 of research and development stock-based compensation related to milestone progression, respectively.

On July 1, 2026, in anticipation of the Cy Acquisition, the Company entered into an agreement with Galephar to settle the $600,001 of obligations related to the Galephar Milestone Shares through the future issuance of Series C Preferred Stock instead of common stock. The Company issued 2,176 shares of Series C Preferred Stock to Galephar in full settlement of these obligations. The fair value of the consideration issued exceeded the carrying amount of the obligations settled, resulting in the recognition of an additional $100,215 of stock-based compensation expense in accordance with ASC 718 during the three and nine months ended September 30, 2026.

As of September 30, 2026, 468,750 shares had been issued pursuant to these milestone-based awards. Fifty percent (50%) of the shares issued have registration rights and fifty percent (50%) of the shares issued are unregistered shares.

Lease

The Company’s current lease agreement (as amended) has a term that extends through October 31, 2027, with no option to renew. As of September 30, 2026, the future lease payments totaled $3,073. The Company recognized total rent expense of $9,443 and $28,329 in the three and nine months ended September 30, 2026, and $9,088 and $27,265 in the three and nine months ended September 30, 2025.

NOTE 7 - NOTES PAYABLE

The following table provides a summary of the Company’s outstanding debt as of September 30, 2026:

	Principal balance	Accrued interest	Net debt balance
Financed Insurance	$154,874	$-	$154,874
Total	$154,874	$-	$154,874

The following table provides a summary of the Company’s outstanding debt as of December 31, 2025:

	Principal balance	Accrued interest	Net debt balance
2023 Notes	$216,000	$26,761	$242,761
Financed Insurance	63,947	-	63,947
Total	$279,947	$26,761	$306,708

The following table provides a summary of the Company’s interest expense for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Financed insurance interest expense	$3,147	$3,208	$3,981	$4,118
2023 Notes interest expense	-	3,161	3,409	9,267
Total	$3,147	$6,369	$7,390	$13,385

2023 Notes

In October and November 2023, the Company issued senior secured convertible promissory notes (the “2023 Notes”) with an aggregate principal of $1.8 million, together with warrants to purchase an aggregate of 251,141 shares of common stock, pursuant to a Securities Purchase Agreement (SPA). The warrants have an exercise price of $23.5125 per share and expire five years from their respective issuance dates. The 2023 Notes were issued at a discount and included $0.2 million issued to a board member. A portion of the 2023 Notes was converted into shares of common stock in prior years.

On April 23, 2026, the Company amended the remaining outstanding 2023 Notes, pursuant to which the remaining outstanding balances were converted into an aggregate of 508,614 unregistered shares of common stock and warrants to purchase up to 254,307 unregistered shares of common stock at an exercise price of $0.4840 per share. The warrants are immediately exercisable and expire two years after the issuance date. Following the conversion, no amounts remained outstanding under the 2023 Notes as of September 30, 2026.

Financed Insurance Premiums

In September 2026, the Company renewed and financed its directors’ and officers’ liability insurance in the amount of $0.2 million. Monthly payments were scheduled from July 2026 through March 2027.

NOTE 8 - STOCKHOLDERS’ EQUITY

The Company’s Certificate of Incorporation authorizes 250,000,000 shares of common stock and 1,500,000 shares of preferred stock, both with par value equal to $0.0001. As of September 30, 2026, 454,295 shares of preferred stock were designated as Series C Preferred Stock. On August 5, 2026, the Company filed a Certificate of Elimination, which eliminated the designation of 4,500 shares of Series B Preferred Stock and returned such shares to the status of authorized but unissued shares of undesignated preferred stock. The remaining authorized preferred shares were undesignated and available for future issuance.

Series B Preferred Stock Financing

On November 13, 2025 (“Initial Close”), the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”) providing for a registered direct offering and concurrent private placement (collectively, the “Offerings”) for aggregate financing of $4.0 million, with the right to purchase up to an additional $16.0 million under the facility. In connection with the Initial Close, the Company issued an aggregate of 4,000 shares of Series B Preferred Stock and warrants to purchase up to 880,000 shares of common stock.

On April 6, 2026, the Company completed an additional private placement with the Purchaser pursuant to the Securities Purchase Agreement, and issued 2,000 shares of Series B Preferred Stock and warrants to purchase up to 8,727,273 shares of common stock for gross proceeds of $2.0 million. In connection with the closing, the Company amended its Certificate of Designation to increase the stated value per share of all outstanding Series B Preferred Stock from $1,100 to $1,200 per share.

On July 1, 2026, in connection with the Cy Acquisition, the Company entered into an agreement with the Purchaser to extinguish all outstanding Series B Preferred Stock and warrants held by the Purchaser. Pursuant to the agreement, the Company issued 3,229,276 shares of common stock and paid $250,000 in cash in exchange for the outstanding 1,233 shares of Series B Preferred Stock. The Company accounted for the exchange as an extinguishment of the Series B Preferred Stock and recognized a deemed dividend of $204,539, representing the excess fair value of consideration transferred over the carrying amount of the preferred stock.

Additionally, the Company issued 7,183 shares of Series C Preferred Stock in exchange for the outstanding 10,037,366 warrants to purchase common stock held by the Purchaser. The Company accounted for the exchange as an extinguishment of the existing warrants. The fair value of the Series C Convertible Preferred Stock issued approximated the fair value of the warrants extinguished, and no incremental deemed dividend was recognized.

Following the settlement, no shares of Series B Preferred Stock or warrants held by the Purchaser remained outstanding.

Series C Preferred Stock PIPE Financing

On August 5, 2026, concurrent with the Cy Acquisition, Ensysce entered into a Securities Purchase Agreement with certain investors (the “PIPE Investors”), pursuant to which Ensysce agreed to issue and sell an aggregate of 120,260 shares of Series C Preferred Stock for potential aggregate gross proceeds of approximately $43.0 million (the “PIPE Financing”) in two tranches.

At the initial closing of the PIPE Financing on August 5, 2026 (the “Initial Closing”), Ensysce issued 66,811 shares of Series C Preferred Stock at a purchase price of $321.79 per share, or $0.32179 per share on an as-converted basis, resulting in gross proceeds of approximately $21.5 million.

Subject to achievement of a specified clinical trial milestone, Ensysce has agreed to issue an additional 53,449 shares of Series C Preferred Stock at a purchase price of $402.24 per share, or $0.40224 per share on an as-converted basis (the “Milestone Purchase Commitment”), which would provide additional gross proceeds of approximately $21.5 million (the “Milestone Closing”). The specified clinical milestone has not been achieved as of September 30, 2026.

The Company determined that the Milestone Purchase Commitment represents a freestanding financial instrument and evaluated its classification under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The Company concluded that the arrangement does not meet the criteria for liability classification under ASC 480 and is indexed to the Company’s own stock and meets the requirements for equity classification under ASC 815-40. Specifically, the arrangement provides for the issuance of a fixed number of shares of Series C Preferred Stock at a fixed purchase price upon achievement of the specified clinical trial milestone and does not require net cash settlement. Accordingly, the Milestone Purchase Commitment is classified within stockholders’ equity and is not subject to subsequent fair value remeasurement.

Upon achievement of the same clinical trial milestone, Ensysce has also agreed to issue an additional 22,166 shares of Series C Preferred Stock at a purchase price of $402.24 per share, or $0.40224 per share on an as-converted basis (the “Cy Milestone Closing”), to certain former Cy equity holders that previously held convertible notes, which would result in additional gross proceeds of approximately $8.9 million. As of September 30, 2026, the clinical milestone had not been achieved, and no amounts related to the milestone closing arrangement were recognized in the accompanying condensed consolidated financial statements.

The Series C Preferred Stock has the following rights and privileges:

Voting – Holders of Series C Preferred Stock generally have no voting rights, except as required by Delaware law or the Certificate of Designation. However, the affirmative vote or consent of holders of a majority of the outstanding Series C Preferred Stock is required for certain corporate actions, including (i) amendments that adversely affect the rights, preferences or privileges of the Series C Preferred Stock; (ii) changes to the authorized or issued number of Series C Preferred shares; (iii) certain fundamental transactions, mergers or consolidations, subject to specified conditions and exceptions; (iv) the authorization or issuance of securities senior to the Series C Preferred Stock prior to obtaining stockholder approval; and (v) amendments or modifications to the Merger Agreement that could prevent, impede or materially delay stockholder approval or the automatic conversion of the Series C Preferred Stock.

Dividends – Holders of the Series C Preferred Stock are entitled to participate in dividends declared on the Company’s common stock on an as-converted basis, without regard to the beneficial ownership limitation. Accordingly, whenever the Company declares and pays a dividend on its common stock (other than a dividend payable in additional shares of common stock), holders of the Series C Preferred Stock are entitled to receive an equivalent dividend in the same form and amount as if their preferred shares had been converted into common stock immediately prior to the dividend declaration. The Company may not pay dividends on its common stock (other than stock dividends) unless it simultaneously pays the corresponding dividend to holders of the Series C Preferred Stock.

Liquidation – The Series C Preferred Stock shall rank on parity with the Company’s common stock as to distributions of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntarily or involuntarily.

Conversion – Each share of Series C Preferred Stock will automatically convert into 1,000 shares of the Company’s common stock on the third business day following receipt of stockholder approval in accordance with Nasdaq listing rules, subject to applicable beneficial ownership limitations. Any shares of Series C Preferred Stock that remain outstanding following the automatic conversion due to beneficial ownership limitations may subsequently be converted at the holder’s election, subject to such limitations. Holders have no optional conversion rights prior to obtaining stockholder approval.

Warrant Settlement

In connection with the Cy Acquisition, in September 2026, a warrant holder exercised its contractual right to receive cash consideration upon the occurrence of a fundamental transaction. Pursuant to the applicable warrant agreements, the holder elected to settle warrants to purchase 516,813 shares of common stock for aggregate cash consideration of $240,000. As of September 30, 2026, the settlement amount remained unpaid and was included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The warrants were extinguished upon the settlement election and were no longer outstanding as of September 30, 2026.

Warrants

The following table provides a summary of outstanding warrants to purchase shares of common stock as of September 30, 2026:

Reference	Shares Underlying Outstanding Warrants	Exercise Price	Description	Classification
(a)	254,307	$0.484	Related party warrants	Equity
(b)	752,112	$7.05	August 2024 Warrants	Equity
(c)	29,547	$23.51	2023 Notes Warrants	Equity
(d)	57,931	$54.56 - $41,400	Other Warrants	Equity & Liability
	1,093,897

(a)	On April 23, 2026, the Company issued 254,307 equity classified warrants in connection with the 2023 Notes conversions. The warrants have an exercise price of $0.4840 per share and are immediately exercisable for shares of common stock and expire on April 23, 2028.
(b)	On August 29, 2024, in connection with the 2024 Registered Direct Offering and 2024 August Warrant Inducement, the Company issued equity classified warrants to purchase 1,964,666 shares to certain institutional investors and the placement agent. The warrants were issued in connection with the 2024 Registered Direct Offering and the 2024 August Warrant Inducement. The 1,914,466 investor warrants have an exercise price of $7.05 per share. One-half of the warrants expired on May 21, 2026, and the other half expire on November 21, 2029.
(c)	On October 25, 2023, and November 28, 2023, the Company issued warrants to purchase 83,714 shares and 167,428 shares, respectively. The warrants were immediately exercisable with an exercise price of $23.51 per share and expire on October 25, 2028, and November 28, 2028, respectively.
(d)	At various dates through September 30, 2023, the Company assumed or issued a total of 73,474 warrants to provide holders the right to purchase common stock at exercise prices ranging from $54.56 - $41,400 per share. A total of 2,901 outstanding warrants (issued in connection with the 2021 and 2022 Notes) are liability-classified due to certain cash settlement features embedded within the warrant agreements. The remaining warrants are equity classified. The warrants expire through August 7, 2028.

NOTE 9 - STOCK-BASED COMPENSATION

The Company assumed the 2021 Omnibus Incentive Plan (“Plan”) in 2021. In January 2026, shareholders approved an increase of 600,000 shares available for future grant under the Plan. In February 2026, the Company’s Board approved an annual increase of 228,749 shares available for future grant under the Plan, for a total of 845,919 shares in the Plan.

The Company recognized within general and administrative expense stock-based compensation expense of $0 and $40,733 for the three and nine months ended September 30, 2026, and $30,298 and $103,431 for the three and nine months ended September 30, 2025.

The Company recognized within research and development expense stock-based compensation expense of $100,620 and $716,811 for the three and nine months ended September 30, 2026, and $66,278 and $267,848 for the three and nine months ended September 30, 2025.

Option Activity

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2026:

		Weighted average
	Options	Exercise price	Remaining contractual life	Intrinsic value
Outstanding at December 31, 2025	102,785	$191.13	8.62	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired / Forfeited	(16,380)	704.49	-	-
Outstanding at September 30, 2026	86,405	$93.81	7.56	-
Exercisable at September 30, 2026	85,113	95.19	7.54	-
Vested and expected to vest	86,405	$93.81	7.56	-

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

As of September 30, 2026, the Company had an aggregate of $1,598 of unrecognized share-based compensation cost, which is expected to be recognized over the weighted average period of 1.60 years.

Restricted Stock Unit Activity

The following table summarizes the Company’s restricted stock unit activity during the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted average fair value
Outstanding at December 31, 2025	-	$-
Granted	100,000	0.37
Released	(100,000)	0.37
Cancelled	-	-
Outstanding at September 30, 2026	-	$-

Shares Reserved for Future Issuance

The following shares of common stock are reserved for future issuance:

September 30, 2026
Awards outstanding under the Plan	86,405
Awards available for future grant under the Plan	759,514
Warrants outstanding	1,093,897
Conversion of Series C preferred stock (see Note 8)	358,292,000
Total shares of common stock reserved for future issuance	360,231,816

The total number of shares of common stock potentially issuable upon exercise or conversion of outstanding equity instruments and pursuant to the Company’s equity incentive plan exceeds the number of shares of common stock currently authorized for issuance. The issuance of additional shares of common stock is subject to applicable corporate and stockholder approvals, as required.

NOTE 10 – ACQUISITION OF CY BIOPHARMA, INC.

On August 5, 2026 (the “Acquisition Date”), the Company completed the acquisition of Cy Biopharma, Inc., a privately held clinical-stage biotechnology company, pursuant to an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, Cy became a wholly owned subsidiary of the Company through a series of merger transactions (the “Cy Acquisition”). Cy is focused on the development of therapies for chronic pain. Its lead product candidate, for the treatment of Complex Regional Pain Syndrome (CRPS) Type 1, has received Orphan Drug Designation from the U.S. Food and Drug Administration.

As consideration for the Cy Acquisition, the Company issued an aggregate of 282,122 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) to the former equity holders of Cy. Each share of Series C Preferred Stock is convertible into 1,000 shares of the Company’s common stock, subject to the receipt of the requisite stockholder approval and satisfaction of certain other conditions. Additional information regarding the terms and classification of the Series C Preferred Stock is included in Note 8.

Accounting for the Acquisition

The Company determined that the acquired set of activities and assets did not meet the definition of a business and, accordingly, accounted for the Cy Acquisition as an asset acquisition under ASC 805. The cost of the asset acquisition was determined based on the consideration transferred, including qualifying direct acquisition costs, and allocated to the assets acquired and liabilities assumed based on their relative fair values, as applicable.

The Company determined that the acquired IPR&D had no alternative future use as of the Acquisition Date. Accordingly, the amount of acquisition cost allocated to IPR&D was expensed immediately and included in Acquired in-process research and development expense in the accompanying consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026.

The financial results of Cy have been included in the Company’s consolidated financial statements beginning on August 5, 2026. As the Acquisition was accounted for as an asset acquisition, no goodwill was recognized, and no intangible asset was capitalized for the acquired IPR&D.

Acquisition Consideration

The consideration transferred in the Cy Acquisition consisted of 282,122 shares of Series C Preferred Stock, representing an aggregate of 282,122,000 shares of common stock on an as-converted basis. The Series C Preferred Stock is subject to certain conversion restrictions, including the requirement to obtain stockholder approval prior to conversion, as further discussed in Note 8.

The fair value of the Series C Preferred Stock issued as consideration was determined based on the negotiated equity valuation of the Company in connection with the Cy Acquisition and its fully diluted capitalization as of the acquisition date. The resulting implied common stock value was adjusted for the contractual conversion ratio and the applicable terms and restrictions of the Series C Preferred Stock.

The Company determined the fair value of the equity consideration issued to be $90,784,038. In addition, the Company incurred qualifying direct acquisition costs of $5,394,656, which were included in the cost of the acquired asset group. This amount includes $2,000,000 of legal fees incurred by Cy in connection with the Cy Acquisition that were paid by the Company.

In connection with the Cy Acquisition, the Company assumed certain obligations of Cy, including accounts payable, accrued expenses, and other liabilities outstanding as of the Acquisition Date.

The following table summarizes the total acquisition cost:

Fair value of purchase consideration	$90,784,038
Liabilities assumed	583,829
Direct transaction costs	5,394,656
Total cost of assets acquired	$96,762,523

In connection with the transaction, the Company agreed to grant an aggregate of 4,140,285 restricted stock units (“RSUs”) to certain former Cy shareholders, subject to future service requirements. The RSUs represent compensation for post-acquisition services and are excluded from the acquisition consideration. The Company will account for the awards as stock-based compensation under ASC 718, with the related expense recognized over the applicable requisite service periods. As of September 30, 2026, the RSUs had not been granted.

Subject to the receipt of requisite stockholder approval of the conversion of the shares of Series C Preferred Stock issued in the Cy Acquisition into shares of Ensysce’s common stock, each share of Series C Preferred Stock will automatically convert into 1,000 shares of common stock, subject to certain beneficial ownership limitations established by each holder. As a result of the Cy Acquisition, equity holders of Ensysce immediately prior to the transaction owned approximately 7.6% of Ensysce’s common stock, equity holders of Cy immediately prior to the acquisition owned approximately 74.7% of Ensysce’s common stock and the investors in the PIPE Financing owned approximately 17.7% of Ensysce’s common stock, in each case calculated on a fully-diluted, as-converted-basis (and without giving effect to any beneficial ownership limitations).

Allocation of Acquisition Cost

The Company allocated the acquisition cost to the identifiable assets acquired on a relative fair value basis, after recognizing monetary assets and liabilities in accordance with the applicable accounting guidance.

The following table summarizes the allocation of acquisition cost to the assets acquired and liabilities assumed as of the Acquisition Date:

Cash and cash equivalents acquired	$16,798,739
Prepaid expenses and other current assets acquired	56,561
Acquired in-process research and development (IPR&D)	79,907,223
Total cost of assets acquired	$96,762,523

The acquired IPR&D primarily relates to CY200, an investigational product candidate under development for the treatment of Complex Regional Pain Syndrome. As of the Acquisition Date, CY200 had not received regulatory approval for commercial sale, and the Company determined that the acquired IPR&D had no alternative future use. Accordingly, $79,907,223 of acquisition cost allocated to IPR&D was recognized as Acquired in-process research and development expense during the three and nine months ended September 30, 2026.

NOTE 11 – RELATED PARTY

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

In connection with the Cy Acquisition, the Company issued 154,821 shares of Series C Preferred Stock to an affiliate of James Morrison, who was appointed President and a member of the Company's Board of Directors upon consummation of the Cy Acquisition. The shares were issued as part of the purchase consideration transferred and had an aggregate fair value of approximately $49.8 million at the acquisition date.

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

References in the following discussion to “we”, “us”, “our” and the “Company” refer to Ensysce Biosciences, Inc. and its consolidated subsidiaries following the Cy Acquisition.

Overview

Ensysce is a clinical stage biotechnology company focused on developing innovative neuroplastogenic therapies beyond mood disorders, with an initial focus on Complex Regional Pain Syndrome ("CRPS"), using its proprietary technology platforms to develop safer prescription drugs. The Company's lead development program is CY200, a psilocybin-predominant botanical extract for the treatment of chronic pain conditions, including CRPS. In September 2026, the Company submitted protocol CYBIO 001 in the UK for combined MHRA and research ethics committee reviews of this Phase 2a study of CY200, whose active ingredient has received FDA Orphan Drug Designation. The Company intends to provide further information to MHRA in support of its protocol CYBIO 001.

In addition to our neuroplastogenic pipeline, we continue to develop our innovative solutions for severe pain relief while reducing the fear of and the potential for opioid misuse, abuse and overdose. Our product candidate, PF614, is an extended release TAAP prodrug of oxycodone. TAAP modification of prescription drugs removes the ability to crush, chew or manipulate and inject to achieve the effect of the medication more quickly than by swallowing. MPAR® adds a layer of overdose protection to each TAAP product.

Since our inception, we have devoted substantially all of our efforts and financial resources to organizing and staffing our company, business planning, raising capital, discovering product candidates and securing related intellectual property rights and conducting research and development activities for our product candidates. We do not have any products approved for sale and we have not generated any revenue from product sales. We may never be able to develop or commercialize a marketable product.

Our lead product candidate, CY200, is being advanced toward Phase 2 clinical development. PF614, is in Phase 3 clinical development, PF614-MPAR is in Phase 1b clinical development and nafamostat has completed Phase 1 clinical development. Our other product candidates and our research initiatives are in preclinical or earlier stages of development. Our ability to generate revenue from product sales sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. We have not yet successfully completed any pivotal clinical trials, nor have we obtained any regulatory approvals, manufactured a commercial-scale drug, or conducted sales and marketing activities.

We have incurred significant operating losses since inception, and we expect to continue to incur net losses for the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing development activities, particularly if and as we:

●	continue preclinical studies and continue existing and initiate new clinical trials for PF614, PF614-MPAR and nafamostat, our product candidates being tested for chronic pain;

●	advance the development of our product candidate pipeline of other product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, quality control, medical, scientific and other technical personnel to support our clinical operations;

●	seek regulatory approval for any product candidates that successfully complete clinical trials;

●	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval;

●	expand our infrastructure and facilities to accommodate our growing employee base; and

●	add operational, financial and management information systems and personnel, including personnel to support our research and development programs, any future commercialization efforts and our transition to operating as a public company.

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

Cy Biopharma Inc. Acquisition

On August 5, 2026, Ensysce Biosciences, Inc. (“Ensysce” or the “Company”) acquired Cy Biopharma, Inc., pursuant to the terms of an Agreement and Plan of Merger, dated August 5, 2026 (the “Merger Agreement”), by and among Ensysce, PHRMA Merger Sub I, Inc. (“First Sub”), PHRMA Merger Sub II, LLC (“Second Sub”), and Cy Biopharma, Inc.

Pursuant to the Merger Agreement, First Sub merged with and into Cy Biopharma, Inc., with Cy Biopharma, Inc. surviving the merger as a wholly owned subsidiary of Ensysce (the “First Merger”). Immediately following the First Merger, Cy Biopharma, Inc. merged with and into Second Sub, with Second Sub surviving as a wholly owned subsidiary of Ensysce (the “Second Merger,” and together with the First Merger, the “Merger”). The surviving entity was subsequently renamed Cy Biopharma, LLC (“Cy”) and remains a wholly owned subsidiary of Ensysce.

At the closing of the Merger on August 5, 2026 (the “Closing”), Ensysce issued to the former equity holders of Cy an aggregate of 282,122 shares of Ensysce Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred Stock”) in exchange for the outstanding shares of Cy capital stock immediately prior to the First Merger.

Each share of Series C Preferred Stock is convertible into 1,000 shares of Ensysce common stock following receipt of the requisite stockholder approval, subject to certain beneficial ownership limitations and the terms and limitations set forth in the Series C Certificate of Designation.

Series B Preferred Stock Financing

On November 13, 2025 (“Initial Close”), the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”) providing for a registered direct offering and concurrent private placement (collectively, the “Offerings”) for aggregate financing of $4.0 million, with the right to purchase up to an additional $16.0 million under the facility. In connection with the Initial Close, the Company issued an aggregate of 4,000 shares of Series B Preferred Stock and warrants to purchase up to 880,000 shares of common stock.

On April 6, 2026, the Company completed an additional private placement with the Purchaser pursuant to the Securities Purchase Agreement and issued 2,000 shares of Series B Preferred Stock and warrants to purchase up to 8,727,273 shares of common stock for gross proceeds of $2.0 million. In connection with the closing, the Company amended its Certificate of Designation to increase the stated value per share of all outstanding Series B Preferred Stock from $1,100 to $1,200 per share.

On August 5, 2026, in connection with the Cy Acquisition, the Company entered into an agreement with the Purchaser to extinguish all outstanding Series B Preferred Stock and warrants held by the Purchaser. Pursuant to the agreement, the Company issued 3,229,276 shares of common stock and paid $250,000 in cash in exchange for the outstanding 1,233 shares of Series B Preferred Stock. The Company accounted for the exchange as an extinguishment of the Series B Preferred Stock and recognized a deemed dividend of $204,539, representing the excess fair value of consideration transferred over the carrying amount of the preferred stock.

Additionally, the Company issued 7,183 shares of Series C Preferred Stock in exchange for the outstanding 10,037,366 warrants to purchase common stock held by the Purchaser. The Company accounted for the exchange as an extinguishment of the existing warrants. The fair value of the Series C Convertible Preferred Stock issued approximated the fair value of the warrants extinguished, and no incremental deemed dividend was recognized.

Following the settlement, no shares of Series B Preferred Stock or warrants held by the Purchaser remained outstanding as of September 30, 2026.

Series C Preferred Stock PIPE Financing

On August 5, 2026, concurrently with the Cy Acquisition, Ensysce entered into a Securities Purchase Agreement with certain investors (the “PIPE Investors”), pursuant to which Ensysce agreed to issue and sell an aggregate of 120,260 shares of Series C Preferred Stock for potential aggregate gross proceeds of approximately $43.0 million (the “PIPE Financing”) in two tranches.

At the initial closing of the PIPE Financing on August 5, 2026 (the “Initial Closing”), Ensysce issued 66,811 shares of Series C Preferred Stock at a purchase price of $321.79 per share, or $0.32179 per share on an as-converted basis, resulting in gross proceeds of approximately $21.5 million.

Subject to achievement of a specified clinical trial milestone, Ensysce has agreed to issue an additional 53,449 shares of Series C Preferred Stock at a purchase price of $402.24 per share, or $0.40224 per share on an as-converted basis (the “Milestone Closing”), which would provide additional gross proceeds of approximately $21.5 million. The Company determined that the milestone closing arrangement represents a freestanding financial instrument that qualifies for equity classification.

Upon achievement of the same clinical trial milestone, Ensysce has also agreed to issue an additional 22,166 shares of Series C Preferred Stock at a purchase price of $402.24 per share, or $0.40224 per share on an as-converted basis (the “Cy Milestone Closing”), to certain former Cy equity holders that previously held convertible notes, which would result in additional gross proceeds of approximately $8.9 million. As of September 30, 2026, the clinical milestone had not been achieved, and no amounts related to the milestone closing arrangement were recognized in the accompanying condensed consolidated financial statements.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for research activities, including drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

●	expenses incurred to conduct the necessary preclinical studies and clinical trials required to obtain regulatory approval;

●	expenses incurred under agreements with CROs that are primarily engaged in the oversight and conduct of our drug discovery efforts and preclinical studies, clinical trials and CMOs that are primarily engaged to provide preclinical and clinical drug substance and product for our research and development programs;

●	other costs related to acquiring and manufacturing materials in connection with our drug discovery efforts and preclinical studies and clinical trial materials, including manufacturing validation batches, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

●	payments made in cash or equity securities under third-party licensing, acquisition and option agreements;

●	acquired in-process research and development without alternative future use;

●	costs related to compliance with regulatory requirements; and

●	allocated facilities-related costs, depreciation and other expenses, which include rent and utilities.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. As a result, we expect that our research and development expenses will remain elevated as we continue our existing, and commence additional, planned clinical trials for CY200, PF614 and PF614-MPAR®, as well as conduct other preclinical and clinical development, including submitting regulatory filings for our other product candidates, subject to our ability to obtain financing. We also expect our related personnel costs to increase and, as a result, we expect our research and development expenses, including costs associated with stock-based compensation, to remain elevated. In addition, we may incur additional expenses related to milestone and royalty payments payable to third parties with whom we may enter into license, acquisition and option agreements to acquire the rights to future product candidates.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the continued development of our product candidates, subject to our ability to obtain financing. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses. Additionally, if we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in payroll and other employee-related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of that product candidate.

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

Foreign exchange gain (loss), net

Foreign exchange gain (loss) relates to foreign currency transaction gains and losses incurred through foreign subsidiaries with a functional currency other than the US Dollar.

Provision for Income Taxes

We have not recorded any significant amounts related to income tax expense, we have not recognized any reserves related to uncertain tax positions, nor have we recorded any income tax benefits for the majority of our net losses we have incurred to date or for our research and development tax credits.

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or our tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities and for loss and credit carryforwards, which are measured using the enacted tax rates and laws in effect in the years in which the differences are expected to reverse. The realization of our deferred tax assets is dependent upon the generation of future taxable income, the amount and timing of which are uncertain. Valuation allowances are provided, if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2026, and December 31, 2025, we continue to maintain a full valuation allowance against all of our deferred tax assets based on our evaluation of all available evidence.

We file income tax returns in the United States federal tax jurisdiction and state jurisdictions and may become subject to income tax audit and adjustments by related tax authorities. Our tax return period for United States federal income taxes for the tax years since 2022 remain open to examination under the statute of limitations by the Internal Revenue Service and state jurisdictions. We record reserves for potential tax payments to various tax authorities related to uncertain tax positions, if any. The nature of uncertain tax positions is subject to significant judgment by management and subject to change, which may be substantial. These reserves are based on a determination of whether and how much a tax benefit taken by us in our tax filings or whether our position is more likely than not to be realized following the resolution of any potential contingencies related to the tax benefit. We develop our assessment of uncertain tax positions, and the associated cumulative probabilities, using internal expertise and assistance from third-party experts. As additional information becomes available, estimates are revised and refined. Differences between estimates and final settlement may occur resulting in additional tax expense. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of our provision for income taxes. There have been no material changes in the Company’s unrecognized tax benefits related to uncertain tax positions since December 31, 2025.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
Federal grants	$2,181,632	$493,104	$1,688,528
Operating expenses:
Research and development	3,175,848	2,954,909	220,939
General and administrative	1,594,722	1,279,290	315,432
Acquired in-process research and development	79,907,223	—	79,907,223
Total operating expenses	84,677,793	4,234,199	80,443,594
Loss from operations	(82,496,161)	(3,741,095)	(78,755,066)
Other income (expense):
Change in fair value of liability classified warrants	—	998	(998)
Interest expense, net	(3,147)	(6,369)	3,222
Foreign exchange gain (loss), net	316,713	—	316,713
Other income and expense, net	69,012	17,338	51,674
Total other income (expenses), net	382,578	11,967	370,611
Net loss	$(82,113,583)	$(3,729,128)	$(78,384,455)
Net loss attributable to noncontrolling interests	—	—	—
Deemed dividend related to settlement of equity instruments	204,539	—	204,539
Net loss attributable to common stockholders	$(82,318,122)	$(3,729,128)	$(78,588,994)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(236,991)	—	(236,991)
Total comprehensive income (loss), net	$(82,555,113)	$(3,729,128)	$(78,825,985)

Federal Grants

Revenue from federal grants totaled $2.2 million for the three months ended September 30, 2026, compared to $0.5 million for the three months ended September 30, 2025, respectively. This $1.7 million increase is primarily due to the timing of research activities eligible for funding under the MPAR grant.

Research and Development Expenses

Research and development expenses were $3.2 million for the three months ended September 30, 2026, compared to $3.0 million for the three months ended September 30, 2025, representing an increase of $0.2 million. The change is driven by incremental research and development costs from the Cy Biopharma acquisition. We expect future research and development expenses to fluctuate with activity under the Phase 2 clinical trial for CY200 and Phase 3 clinical trial for PF614, with such timing dependent upon our ability to raise capital sufficient to fund these expenses.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended September 30, 2026 and $1.3 million for the three months ended September 30, 2025, representing an increase of $0.3 million. We expect future general and administrative expenses to approximate current levels.

Acquired In-Process Research and Development Expenses

The $79.9 million expense in 2026 was primarily related to the acquisition of in-process research and development from Cy during August 2026.

Other Income and Expense

Other income and expense for the three months ended September 30, 2026, consisted primarily of foreign exchange gains from Ensysce’s foreign subsidiaries from the Cy Acquisition.

Results of Operations

Comparison of the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
Federal grants	$4,306,945	$3,184,314	$1,122,631
Operating expenses:
Research and development	8,994,480	6,763,866	2,230,614
General and administrative	4,040,022	3,879,569	160,453
Acquired in-process research and development	79,907,223	—	79,907,223
Total operating expenses	92,941,725	10,643,435	82,298,290
Loss from operations	(88,634,780)	(7,459,121)	(81,175,659)
Other income (expense):
Change in fair value of liability classified warrants	—	10,061	(10,061)
Interest expense, net	(7,390)	(13,385)	5,995
Foreign exchange gain (loss), net	316,713	—	316,713
Other income and expense, net	84,584	54,227	30,357
Total other income (expenses), net	393,907	50,903	343,004
Net loss	$(88,240,873)	$(7,408,218)	$(80,832,655)
Net loss attributable to noncontrolling interests	(166)	(166)	—
Deemed dividend related to settlement of equity instruments	204,539	—	204,539
Net loss attributable to common stockholders	$(88,445,246)	$(7,408,052)	$(81,037,194)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(236,991)	—	(236,991)
Total comprehensive income (loss), net	$(88,682,237)	$(7,408,052)	$(81,274,185)

Federal grant funding

Funding from federal grants for the nine months ended September 30, 2026 and 2025 totaled $4.3 million and $3.2 million, respectively. The increase of approximately $1.1 million is primarily due to the timing of research activities eligible for funding under the MPAR grant.

Research and development expenses

Research and development expenses for the nine months ended September 30, 2026, and 2025 were $9.0 million and $6.8 million, respectively, representing an increase of $2.2 million. The change is driven by external research and development costs related to increased clinical activity for PF614.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2026, and 2025 were $4.0 million and $3.9 million, respectively, representing an increase of $0.2 million.

Acquired In-Process Research and Development Expenses

The $79.9 million expense in 2026 was primarily related to the acquisition of in-process research and development from Cy during August 2026.

Other income and expense

Other income and expense for the nine months ended September 30, 2026 consisted primarily of foreign exchange gains from Ensysce’s foreign subsidiaries from the Cy Acquisition.

Liquidity and Capital Resources

Sources of Liquidity and Capital

As of September 30, 2026, we had $29.7 million of cash and cash equivalents. In August 2026, we acquired Cy Biopharma, Inc. and completed a private placement financing which provided gross aggregate cash of approximately $21.5 million. Since inception, we have generated limited revenues and have incurred significant operating losses and negative cash flows from our operations, and we anticipate that we will continue to incur losses for at least the foreseeable future. We have not yet commercialized any of our product candidates and we do not expect to generate revenue from sales of any product candidate for several years, if at all.

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

The remaining funding under the MPAR federal research grant totaled $2.7 million at September 30, 2026, and is expected to be utilized by May 31, 2027. Pursuant to the terms and conditions, we are required to submit progress reports to NIDA on an annual basis and a final research performance progress report within 120 days of the performance period end date.

Going Concern

We have generated limited revenues and have incurred significant operating losses since our inception. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Without capital raised through financing transactions, existing cash resources are sufficient to allow us to fund current planned operations into the second half of 2027, which raises substantial doubt about our ability to continue as a going concern.

Cash Flows for the nine months ended September 30, 2026 and 2025

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(6,859,977)	$(6,280,459)
Net cash flows provided by (used in) investing activities	11,392,335	(123,643)
Net cash provided by financing activities	21,065,072	4,575,243
Effect of exchange rate changes on cash and cash equivalents	(236,991)	-
Net increase (decrease) in cash and cash equivalents	$25,360,439	$(1,828,859)

Operating Activities

During the nine months ended September 30, 2026 and 2025, we used cash in operating activities of $6.9 million and $6.3 million, respectively. The increase primarily resulted from the timing of vendor invoicing and payments, particularly related to the Phase 3 clinical trial for PF614.

Investing Activities

During the nine months ended September 30, 2026, we had net cash inflows related to investing activities of $11.4 million, primarily related to $16.8 million of cash acquired from Cy, offset by $5.4 million of acquisition related costs. During the nine months ended September 30, 2025, we had net cash outflows related to investing activities of $0.1 million, primarily related to purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $21.1 million, primarily from $19.6 million of net proceeds from the PIPE Financing and $1.9 million of net proceeds from the Series B Preferred Stock financing.

During the nine months ended September 30, 2025, net cash provided by financing activities was $4.6 million, primarily consisting of net proceeds from warrant inducements, a public offering of common stock and warrant exercise.

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

We expect our expenses, excluding non-cash expenses to recognize the fair value of warrants and convertible notes, to remain elevated in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials of our product candidates. In addition, we have incurred, and will continue to incur, additional costs associated with operating as a public company, including significant legal, accounting, insurance, investor relations and other expenses. The timing and amount of our operating expenditures will depend largely on our ability to:

●	advance preclinical development of our early-stage programs and clinical trials of our product candidates;

●	manufacture, or have manufactured on our behalf, our preclinical and clinical drug material and develop processes for late stage and commercial manufacturing;

●	seek regulatory approvals for any product candidates that successfully complete clinical trials;

●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval and intend to commercialize on our own;

●	hire additional clinical, quality control and scientific personnel;

●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;

●	obtain, maintain, expand and protect our intellectual property portfolio;

●	manage the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property related claims; and

●	manage the costs of operating as a public company.

Commitments

Our commitments as of September 30, 2026, included an estimated $13.3 million related to open purchase orders and contractual obligations that occurred in the ordinary course of business, including commitments with contract research organizations for multi-year pre-clinical and clinical research studies. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule, and adjust requirements based on our business needs prior to the delivery of goods or the performance of services.

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

Smaller Reporting Company Status

We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior September 30, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior September 30.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk in the ordinary course of our business. These risks primarily relate to changes in interest rates and inflation.

Interest Rate Risk

Our cash and cash equivalents as of September 30, 2026, consisted of cash and a money market fund account. Because of the short-term nature of our money market fund, a sudden change in market interest rates would not be expected to have a material impact on our financial position or results of operations.

Inflation Risk

We do not believe that inflation and changing prices had a significant impact on our results of operations for any periods presented herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e) and 15d-15(e)) as of September 30, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026. Management has concluded that our financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

Changes in Internal Control Over Financial Reporting

Prior to the Cy Acquisition, we implemented internal controls over the review of potential acquisitions, including Board review and management's assessment of the related accounting implications. In connection with the Acquisition, we also implemented quarterly management review controls over the financial information of the acquired entities.

Other than the changes described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material updates to our risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025, or to the risk factors included in Exhibit 99.2 to our Form 8-K/A (Amendment No. 2) filed with the Securities and Exchange Commission on October 16, 2026, other than as set forth below:

Clinical trials of CY200 or CY201 may be delayed, suspended or terminated, including as a result of clinical holds, a failure to obtain or maintain MHRA clinical trial authorization, an MHRA decision to suspend or terminate a clinical trial, or safety findings, and adverse side effects could result in a restrictive label, a risk mitigation program or the denial of regulatory approval.

We may experience delays in initiating, conducting or completing the randomized Phase 2 clinical trial of CY200 in Complex Regional Pain Syndrome Type 1 (“CRPS Type 1”) or any subsequent trial of CY200 or CY201. Such delays may result from a failure to obtain regulatory approval to commence or modify a trial, including the imposition of a temporary or permanent clinical hold by regulatory authorities for a number of reasons, such as following review of an investigational new drug application or amendment, a clinical trial application or amendment, a finding that the trial presents unreasonable risk to clinical trial participants, a negative finding from an inspection of our clinical trial operations or study sites, or the occurrence of a suspected unexpected serious adverse reaction or a serious adverse event during a trial. The Phase 2 trial will be conducted in the United Kingdom and will require authorization from the MHRA under the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended by the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025, effective April 28, 2026, together with a favorable opinion from a UK research ethics committee. The MHRA may suspend or terminate a clinical trial, and any delay, refusal, suspension or termination of the MHRA authorization or the research ethics committee’s favorable opinion could delay or prevent our Phase 2 trial and delay our development of CY200. On November 6, 2026, the MHRA and the reviewing research ethics committee issued a notice that our clinical trial application for CY200 (Protocol CYBIO 001) was not approved yet and MHRA requested further information from the Company to more fully evaluate the application, which the Company intends to do. While such requests from MHRA are not unusual, we cannot assure that our response will be deemed sufficient, that additional studies will not be required, or that the trial will be approved on the anticipated timeline or at all.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the institutional review boards, UK research ethics committees, or other ethics committees of the institutions in which the trial is being conducted, by the applicable data review committee or data safety monitoring board, by the FDA, MHRA, or other regulatory authorities, or if the DEA registration of an investigator or site conducting the clinical trial is revoked or an applicable Home Office license is revoked or suspended. As with pharmaceuticals generally, there may be unexpected or undesirable side effects, adverse events and other risks associated with the use of CY200 or CY201 that future clinical trials may reveal. There can be no assurance that deaths or serious side effects will not occur, even in a clinical setting. Because of the high variability in how different individuals react to psilocybin, certain clinical trial participants may have negative experiences with the treatment that could subject us to liability or, if publicized, reputational harm. In addition to side effects caused by the product candidate itself, the administration process and related procedures can cause adverse side effects; if we are unable to demonstrate that any such adverse events were caused by the administration process or related procedures, the FDA, MHRA, or other regulatory authorities could order us to cease further development of, or deny approval of, CY200 or CY201. Undesirable side effects could also result in a more restrictive label, including contraindications or a boxed warning, a requirement that we implement a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure that the benefits of the treatment outweigh its risks, or the delay or denial of regulatory approval. Clinical trials are by design based on a limited number of subjects and of limited duration of exposure, and we cannot be sure that all side effects of CY200 or CY201 will be uncovered; a more complete safety profile may be identified only with a significantly larger number of patients exposed for a longer duration, and even larger clinical trials may not identify rare serious adverse effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s sale of equity securities on August 5, 2026, is disclosed in the Company’s Current Report on Form 8-K filed on August 6, 2026.

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

ENSYSCE BIOSCIENCES, INC.

Date: November 12, 2026	/s/ David Humphrey
David Humphrey
Chief Financial Officer, Secretary and Treasurer

